Form 10QSB
period 1999-12-31
ROEBLING FINANCIAL CORP INC
filed 2000-02-14
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1999
                               -----------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

                        Commission file number 000-29257
                                               ---------

                          ROEBLING FINANCIAL CORP, INC.
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                  Applied for
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

Route 130 and Delaware Avenue, Roebling New Jersey            08554
--------------------------------------------------------------------------------
Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (609) 499-0355
                                                   -----------------

                                                            N/A
                 Former name, former address and former fiscal year, if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 11, 2000

             Class                                    Outstanding
------------------------------------                ---------------
$.10 par value common stock                         425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED December 31, 1999

                                      INDEX

                                                                        Page
                                                                        Number
                                                                        ------

PART I -  FINANCIAL INFORMATION OF ROEBLING BANK

Item 1.  Financial Statements and Notes Thereto.........................1-6
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................7-12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  13
Item 2.  Changes in Securities..........................................  13
Item 3.  Defaults upon Senior Securities................................  13
Item 4.  Submission of Matters to a Vote of Security Holders............  13
Item 5.  Other Materially Important Events..............................  13
Item 6.  Exhibits and Reports on Form 8-K...............................  14

SIGNATURES

                                  ROEBLING BANK
                        STATEMENTS OF FINANCIAL CONDITION


                                                            December 31, September 30,
(Dollars in thousands)                                           1999       1999
                                                            ------------ -------------
                                                             (Unaudited)
ASSETS
Cash and due from banks ...................................   $  2,429    $  2,836
Interest-bearing deposits .................................        147         737
                                                              --------    --------
     Total cash and cash equivalents ......................   $  2,576    $  3,573

FHLB Term deposits ........................................          0         250
Certificates of deposit ...................................        300         300
Securities available for sale .............................         25          24
Securities held to maturity ...............................      9,250       9,657
Loans receivable, net .....................................     37,873      35,745
Mortgage-backed securities held to maturity, net ..........      5,963       6,294
Accrued interest receivable ...............................        383         375
Federal Home Loan Bank of New York stock, at cost
  substantially restricted ................................        294         294
Premises and equipment ....................................      1,071       1,087
Real estate owned .........................................        116         211
Other assets ..............................................        197          69
                                                              --------    --------
     TOTAL ASSETS .........................................   $ 58,048    $ 57,879
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..................................................   $ 50,892    $ 50,036
Borrowings ................................................      1,222       2,125
Advances from borrowers for taxes and insurance ...........        454         419
Accrued interest payable ..................................         43          49
Other liabilities .........................................        387         304
                                                              --------    --------
     Total liabilities ....................................     52,998      52,936
                                                              --------    --------

Commitments and contingencies .............................          0           0
                                                              --------    --------

Stockholders' Equity:
Preferred Stock, no par value, 1,000,000 shares authorized;
 none issued ..............................................          0           0
Common Stock, $0.10 par value; 4,000,000 shares authorized;
  425,500 issued at December 31, 1999 .....................         43          43
Additional paid-in capital ................................      1,654       1,652
Retained earnings - substantially restricted ..............      3,461       3,360
Unallocated Common Stock acquired by the ESOP .............       (122)       (125)
Accumulated other comprehensive income ....................         14          14
                                                              --------    --------

 Total Stockholders' Equity ...............................      5,050       4,943
                                                              --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 58,048    $ 57,879
                                                              ========    ========

See notes to unaudited financial statements

                                  ROEBLING BANK
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    For the Three Months Ended
(Dollars in thousands)                                                      December 31,
                                                                            ------------
                                                                            1999   1998
                                                                            -----  -----
Interest income:
  Loans receivable ......................................................   $702   $583
  Securities available for sale .........................................      0      2
  Securities held to maturity ...........................................    153    143
  Mortgage-backed and related securities held to maturity ...............     81     22
  Other interest earning assets .........................................     20     49
                                                                            ----   ----
      Total interest income .............................................    956    799
                                                                            ----   ----
Interest expense:
  Deposits ..............................................................    355    336
  Borrowed funds ........................................................     11      3
                                                                            ----   ----
      Total interest expense ............................................    366    339
                                                                            ----   ----
Net interest income before provision for loan losses ....................    590    460
Provision for loan losses ...............................................      7      1
                                                                            ----   ----
     Net interest income after provision for loan losses ................    583    459
                                                                            ----   ----
Non-interest income:
  Loan service charges and late charges .................................     32     38
  Account servicing and other ...........................................     77     52
  Gain (loss) on sale of interest earning assets ........................      0      5
                                                                            ----   ----
     Total non-interest income ..........................................    109     95
Non-interest expense:
  Compensation and benefits .............................................    282    238
  Occupancy and equipment ...............................................     43     43
  Service bureau and data processing ....................................     86     64
  Federal insurance premiums ............................................      7      5
  Other expense .........................................................    108     89
  Loss on sale of interest earning assets, net ..........................      0      4
  Loss on sale of foreclosed real estate ................................      0      0
                                                                            ----   ----
     Total non-interest expense .........................................    526    441
                                                                            ----   ----
     Income before provision for income taxes ...........................    166    111
Provision for income taxes ..............................................     65     43
                                                                            ----   ----
      Net income ........................................................    101     68
                                                                            ----   ----
Other Comprehensive income, net of tax:
      Unrealized (loss) gain on securities available for sale, net of tax      0      3
                                                                            ----   ----
Comprehensive income ....................................................   $101   $ 71
                                                                            ====   ====

Basic earnings per share ................................................  $0.24  $0.17
                                                                            ====   ====
Fully diluted earnings per share ........................................  $0.24  $0.17
                                                                            ====   ====

See notes to unaudited financial statements.

                                  ROEBLING BANK
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Three Months Ended
(Dollars in thousands)                                                                              December 31,
                                                                                          --------------------------------
                                                                                            1999                    1998
                                                                                          --------                 -------
Cash flows from operating activities:
  Net income..............................................................                   $101                     $67
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation..........................................................                     16                      20
    Amortization of premiums (discounts) on investment
      securities held to maturity.........................................                      5                       1
    Amortization of premiums on mortgage-backed securities................                      3                       9
    Provision for loan losses.............................................                      7                       1
    (Gain) Loss on sale of loans..........................................                      0                      (1)
    Loss on sale of foreclosed real estate................................                      0                       0
    Decrease (increase) in other assets...................................                   (128)                    (16)
    Decrease (increase) in interest receivable............................                     (8)                    (15)
    Increase (decrease) in interest payable...............................                     (7)                     (3)
    Increase (decrease) in accounts payable and accrued expenses..........                      8                      28
    Increase (decrease) in advance payments by
      borrowers for taxes and insurance...................................                     35                      10
    Increase (decrease) of other liabilities........                                           75                       0
    Amortization of ESOP shares                                                                 5                       2
                                                                                          --------                 -------
         Net cash provided by operations .................................                    112                     103
                                                                                          --------                 -------
Cash flows from investing activities:
  Net (increase) decrease in FHLB term deposits...........................                    250                    (464)
  Proceeds from sale of foreclosed property...............................                     94                       0
  Proceeds from maturities of held to maturity securities.................                    400                   2,464
  Proceeds from sale of loans.............................................                      0                     755
  Purchase of held to maturity securities.................................                      0                  (2,566)
  Loans originated, net of principal repayments...........................                 (2,138)                 (3,004)
  Repayment of mortgage-backed securities held to maturity................                    333                     354
  Purchase of premises and equipment......................................                      0                      (1)
  Purchase of mortgage-backed securities..................................                      0                    (605)
         Net cash provided by (used in) investing activities..............                 (1,061)                 (3,067)
                                                                                          --------                 -------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW and savings accounts....                    765                   3,250
  Net increase (decrease) in certificates of deposit......................                     91                     334
  New Borrowings..........................................................                  1,100                       0
  Repayment Borrowings....................................................                 (2,004)                     (4)
                                                                                          --------                 -------
        Net cash provided by (used in) financing activities...............                    (48)                  3,582
                                                                                          --------                 -------
Net increase (decrease) in cash and due from banks........................                   (997)                    616
Cash and due from banks at beginning of period............................                  3,573                   2,009
                                                                                          --------                 -------
Cash and due from banks at end of period..................................                $ 2,576                 $ 2,625
                                                                                           =======                  =======
Supplemental Disclosures
------------------------
Cash paid for:
  Interest................................................................                  $ 458                   $ 336
                                                                                            =====                   =====
  Income taxes............................................................                   $ 23                    $ 44
                                                                                             ====                    ====
Transfers from loans to real estate acquired through foreclosure..........                    $ 0                     $ 0
                                                                                              ===                     ===

                   See notes to unaudited financial statements.

                                  ROEBLING BANK
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Unallocated                      Accumulated
                                              Additional      Common Stock                       Other
                                Common         Paid in      acquired by the    Retained      Comprehensive
                                Stock          Capital            ESOP         Earnings          Income       Total
                                -----          -------            ----         --------          ------       -----

Balance as of 9/30/99              $43           $1,652          ($125)           $3,360             $14      $4,944

Comprehensive Income                 0                0               0              101               0         101

Amortization of ESOP
shares                               0                2               3                0               0           5

Balance as of 12/31/99             $43           $1,654          ($122)           $3,461             $14      $5,050
                                   ===           ======          ======           ======             ===      ======


                                  ROEBLING BANK
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roebling Bank (the "Bank") have been prepared in accordance with instructions for form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Bank's management, necessary for a fair statement of results for the interim period. As discussed in Note 6, the Bank became the wholly owned subsidiary of Roebling Financial Corp, Inc. on January 29, 2000.

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 2000 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Such shares amounted to 413,152 for the period ended December 31, 1999. Shares outstanding do not include shares of Bank Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") and unallocated during the period ended December 31, 1999, in accordance with SOP 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In connection with the Reorganization, the Bank formed an ESOP. The ESOP covers employees who have completed at least 1,000 hours of service during a twelve-month period and have attained the age of 21. The ESOP borrowed $156,800 from an independent third party lender to fund the purchase of 15,680, or 8.0%, of the shares of Bank common stock sold in the minority stock offering. The loan to the ESOP will be repaid from scheduled discretionary cash contributions from the Bank sufficient to service the debt over a ten-year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense related to the ESOP for the three months ended December 31, 1999 was $5,986.

NOTE 4 - ADOPTION OF NEW ACCOUNTING STANDARD

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, certain provisions of this statement will permit, at the date of initial adoption of SFAS No. 133, the transfer of any held-to-maturity security into either the available-for-sale or trading category. Transfers from the held-to-maturity portfolio at the date of initial adoption will not call into question the entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and is not expected to have a material impact on the Bank, which does not intend to adopt SFAS No. 133 earlier than required.

NOTE 5 - STOCK-BASED COMPENSATION PLANS

On January 25, 1999, the stockholders of the Bank approved the 1998 Stock Option Plan (the "Stock Option Plan") and the 1998 Restricted Stock Plan (the "Restricted Stock Plan").

The Stock Option Plan provides for authorizing the issuance of an additional 19,596 shares of common stock by the Bank upon the exercise of stock options awarded to officers, directors, key employees and other persons providing services to the Bank. The Bank may also purchase shares through the open market. The 19,596 shares of options granted under the Stock Option Plan constitute either Incentive Stock Options or Non-Incentive Stock Options. Common stock issuable pursuant to outstanding options will be considered outstanding for purposes of calculating earnings per share, if dilutive.

The Restricted Stock Plan provides for the purchase of 7,838 shares of common stock in the open market. All of the Common Stock to be purchased by the Restricted Stock Plan will be purchased at the fair market or at value of authorized but unissued shares of such stock on the date of purchase. Awards under the Restricted Stock Plan were made in recognition of expected future services to the Bank by its directors, officers and key employees responsible for implementation of the policies adopted by the Bank's Board of Directors and as a means of providing a further retention incentive. The expense of the plan will be accrued as shares vest over a four-year period beginning February 1999.

NOTE 6 - APPROVAL OF AN AGREEMENT AND PLAN OF REORGANIZATION

At the Annual Meeting of Stockholders on January 25, 1999, the Bank's Stockholders approved an Agreement and Plan of Reorganization ("the Plan" or "Reorganization"), providing for the establishment of a mid-tier stock holding company. The Plan provided for the establishment of Roebling Financial Corp, Inc. (the Mid-Tier Stock Holding Company) as a stock holding company parent of the Bank; the stock holding company will be majority owned by Roebling Financial Corp., MHC, the Bank's mutual holding company. The former holders of the common stock of the Bank became stockholders of Roebling Financial Corp, Inc. and each outstanding share of common stock (par value $.10 per share) of the Bank were converted into shares of common stock of Roebling Financial Corp, Inc. on a one-for-one basis. The Reorganization was completed on January 31, 2000. Effective January 31, 2000, Roebling Financial Corp, Inc.'s common stock replaced the Bank's common stock on the OTC Bulletin Board. Roebling Financial Corp, Inc.'s common stock trades under the Bank's old symbol "ROEB".

                                  ROEBLING BANK
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General

         The Bank attracts deposits from the general public and uses such deposits primarily to invest in one- to four-family residential mortgages, small business loans and home equity loans, as well as mortgage-backed and other securities. The principal sources of funds for the Bank's lending and investing activities are deposits, the repayment and maturity of loans and sale, maturity and call of securities, and FHLB advances. The principal source of income is interest on loans and mortgage-backed and investment securities and the principal expenses are interest paid on deposits and general operations.

         Since October 2, 1997, the Bank has operated under the federally chartered mutual holding company of Roebling Financial Corp., MHC (the "Company"). The Company owns approximately 54% (229,540 shares) of the Bank's outstanding Common Stock, with the remaining shares owned by the general public and the Bank's Employee Stock Ownership Plan. Pursuant to applicable regulations, the Company is required to own more than a majority of the Common Stock, and therefore the Company is able to elect the Board of Directors and otherwise direct the affairs of the Bank. Voting and liquidation rights in the Company are held by the depositors of the Bank. Accordingly, the depositors indirectly control the affairs of the Bank as a result of their authority to direct the Board of Directors and otherwise control the affairs of the Company. Any conversion of the Company to stock form would require, among other things, the approval of qualifying depositors of the Bank. See, however, Note 6 to The Unaudited Financial Statements.

The Management Discussion and Analysis section of this document contains certain forward-looking statements (as defined in the Private Securities Litigation
Reform Act of 1995). These forward-looking statements may involve risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results in these forward-looking statements.

Comparison of Financial Condition and Earnings

         Overview. The Bank reported net income of $101,000 for the three-month period ended December 31, 1999, compared to net income of $68,000 for the three-month period ended December 31, 1998. Net interest income before provision for loan losses was $590,000, which represented an increase of $130,000 or 28% over the same period of 1998. The increase is primarily due to greater interest income on the loan portfolio of approximately $119,000 and an increase in interest income on held-to-maturity investments and mortgage-backed securities amounting to $69,000, partially offset by increased interest expenses on deposits due to volume.

         Total assets amounted to $58.0 million at December 31, 1999, compared to $57.9 million at September 30, 1999, representing a $0.1 million increase since fiscal year-end 1999. Net loans totaled $37.9 million, representing an increase of $2.2 million from the fiscal year-end balance of $35.7 million. Total deposits increased $0.9 million to $50.9 million at December 31, 1999 from the September 30, 1999 balance of $50.0 million. Stockholders' equity reached $5.1 million at December 31, 1999 up slightly from the September 30, 1999 balance of $4.9 million.

         In February 1998, the Bank purchased from an unaffiliated third-party financial institution a building (including furniture and fixtures) and adjacent paved parking area located in New Egypt, New Jersey ("New Branch"). The deposits, investments or loans did not transfer to the Bank. The building cost will be amortized over a 40-year period and the furniture, fixture and equipment costs will be amortized over a 5- to 10-year period. The Bank completed renovations on the building for use as a branch office and opened the New Egypt Branch in June 1998.

         While management does not believe the New Branch will have a significant, long-term, adverse impact on its operations, it is expected that the New Branch will have a short-term impact on its performance and financial position ratios, as the Bank invests in capital expenditures to ensure the smooth operation of the New Branch.

         Statements concerning future performance, developments, or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties, including interest rate fluctuations and government and regulatory actions which might cause actual results to differ materially from stated expectations or estimates.

         Net Interest Income. For the three-month period ended December 31, 1999, the Bank reported net interest income before provision for loan losses of $590,000, which represents an increase of $130,000 or 28% over the same period of 1998. This is due to a $119,000 increase in interest income on the loan portfolio. The increase in loan interest income and the increase in interest income on held-to-maturity investments and mortgage-backed securities of $69,000, was partially offset by greater interest expense on borrowings and deposits due to an increase in deposit volume.

        The average yield on investments for the three-month period ended December 31, 1999 was 6.09% compared to 5.99% for the same period of 1998. The average balance of all investments increased slightly to a quarterly average of $16.7 million for the three-month period ended December 31, 1999 from $16.0 million for the same period of 1998. The yield on the loan portfolio decreased to 7.58% for the three- month period ended December 31, 1999, compared to 7.80% for the same three-month period of 1998. The Bank's cost of interest-bearing liabilities decreased to 3.36% for the three-month period ended December 31, 1999, compared to 3.59% for the same three-month period of 1998. This was primarily due to an increase in non-interest bearing accounts, as well as other low-cost deposit products and changes in deposit mix.

         Other Income. Non-interest income for the three-month period ended December 31, 1999 increased $14,000, to $109,000 from $95,000 for the same period of 1998. This was primarily due to increased deposit account fee income ($21,000).

         Provision for Loan Losses. The Bank's management continually monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. Provisions for losses on loans are charged to operations in an amount that results in a sufficient allowance for loan losses. In management's judgement, a sufficient allowance for loan losses covers losses based on management's periodic evaluation of known and inherent risks in the loan portfolio, past and expected future loss experience of the Bank, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The provision for loan losses for the three months ended December 31, 1999 increased to $7,000 from the three-month period ended December 31, 1998 balance of $1,000, primarily due to management's evaluation of the current position of the loan portfolio and coverage ratio at December 31, 1999.

         Other Expense. Other expenses (also known as non-interest expenses) for the three-month period ended December 31, 1999 were $526,000, compared to $441,000 for the three-month period ended December 31, 1998.

         Salaries and employee benefits increased $44,000 when comparing the three-month periods. The salaries and employee benefits category is the largest component of other expenses, encompassing 54% of total other expenses for the three-month period ended December 31, 1999. The increase is primarily due to the addition of new loan personnel to manage the bank's loan growth and annual salary increases for current staff members.

         Net occupancy expense remained static at $43,000 when comparing the two three-month periods.

         Data processing and service bureau fees were $86,000 for the three months ended December 31, 1999, compared to $64,000 for the same period in 1998. This was as a result of increased volume of deposit accounts and the processing and transaction costs associated therewith.

         Federal insurance premiums increased to $7,000 for the three months ended December 31, 1999, compared to $5,000 for the same period in 1998. Other expense for the three-month period ended December 31, 1999 was $108,000, compared to $89,000 for the same period in 1998. This was primarily as a result of increased Legal expense .

         Income Tax Expense. The Bank's provision for income taxes increased to $65,000 for the three months ended December 31, 1999, compared to $44,000 for the same period in 1998. Provision for income taxes is accrued at the rate of 36% of pre-tax income after adjustments for permanent differences.

Liquidity and Regulatory Capital Compliance

         On December 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                    Amount               Percent
                                                    ------               -------
                                                      (Dollars in thousands)
Tangible capital........................            $5,033                8.67%
Tangible capital requirement............               870                1.50%
                                                      ----               -----
Excess over requirement.................            $4,163                7.17%
                                                     =====               =====

Core capital............................            $5,033                8.67%
Core capital requirement................             2,321                4.00%
                                                     -----               -----
Excess over requirement.................            $2,712                4.67%
                                                     =====                ====

Risk based capital......................            $5,213               14.97%
Risk based capital requirement..........             2,786                8.00%
                                                     -----                ----
Excess over requirement.................           $ 2,427                6.97%
                                                    ======               =====


         Management believes that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. Events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas in which the Bank operates could adversely affect future earnings and as a result, the ability of the Bank to meet its future minimum capital requirements.

         The Bank's liquidity is a measure of its ability to fund loans, pay withdrawals of deposits, and other cash outflows in an efficient, cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayment of loan and mortgage-backed principal. During the past several years, the Bank has used such funds primarily to fund maturing time deposits, pay savings withdrawals, fund lending commitments, purchase new investments, and increase liquidity. The Bank is currently able to fund its operations internally. Additionally, sources of funds include the ability to utilize advances from the FHLB of New York to supplement its supply of lendable funds. Advances from the FHLB of New York are typically secured by a pledge of the Bank's stock in the FHLB of New York and a portion of the Bank's mortgage-backed securities portfolio. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1999, the Bank had a $1.1 million FHLB advance Overnight Line of Credit at a rate of 5.10%.

         At December 31, 1999, borrowed money also consisted of the Employee Stock Ownership Plan debt bearing an interest rate equal to prime rate plus 37.5 basis points. Interest is payable quarterly. The loan requires equal quarterly principal installments over a ten-year period and matures during 2007. At December 31, 1999, the Bank had $122,000 of borrowed funds to fund ESOP share purchases.

         Loan  payments,   maturing  investments  and  mortgage-backed  security
prepayments  are  greatly   influenced  by  general  interest  rates,   economic
conditions and competition.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 1999, the Bank had mortgage commitments to fund loans of $228,000. Also, at December 31, 1999, there were commitments on unused lines of credit relating to home equity loans of $4.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999 totaled $14.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

         The Bank is required under federal regulations to maintain certain specified levels of "liquid investments," which include certain United States government obligations and other approved investments. Current regulations require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short term borrowings. Those levels may be changed from time to time by the regulators to reflect current economic conditions. The Bank has maintained liquidity in excess of regulatory requirements.

Year 2000

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking industry experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. We have operated and evaluated our computer operating systems following January 1, 2000 and have not identified any errors or experienced any computer system malfunctions. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will develop appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problem experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

         Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may affect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the company to continue its operations, however, no assurance can be given that this will be the case.

         The expectations of the Company contained in this section on Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this section are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward-looking statements.

Impact of Inflation and Changing Prices

         The financial statements of the Bank and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are financial. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Additional Key Operating Ratios


                                               At or for Three Months Ended
                                                       December 31,
                                           ---------------------------------
                                               1999 (1)           1998 (1)
                                           ----------------  ---------------
Earnings per common share (2)...........      $ 0.24             $ 0.17
Return on average assets................        0.69%              0.55%
Return on average equity................        8.09%              5.74%
Interest rate spread....................        3.76%              3.56%
Net interest margin.....................        4.39%              4.13%
Noninterest expense to average assets...        0.90%              0.90%
Nonperforming assets to total assets....        0.71%              1.07%
Nonperforming loans to total loans......        1.12%              1.82%


                                          At December 31,       At December 31,
                                               1999                  1998
                                               -----                -----
Tangible book value per share ........        $11.87               $11.45


----------------
(1)      The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended December 31, 1999 was 413,152 basic, 421,874 diluted. The average number of shares outstanding during the three months ended December 31, 1998 was 411,584 basic.

                          ROEBLING FINANCIAL CORP, INC.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

                  The Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the business of the Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Bank.

                  RKA Corporation. On December 20, 1995, the plaintiffs commenced this action against RKA Corporation ("RKA") and the Bank. Cox v. RKA Corporation and Richard Niel, Docket No. C-00164-95, Superior Court, Chancery Division, Camden County, New Jersey. In this action, the plaintiffs sought to compel RKA to specifically perform under an existing real estate contract. The principal of RKA filed for bankruptcy and plaintiffs took judgment against him before the filing of bankruptcy. The plaintiff amended the complaint on March 8, 1996 to add the Bank as a party seeking to negate the mortgage held by the Bank on the subject property. On March 19, 1997, the Court held in favor of the plaintiffs and imposed a constructive lien senior to that held by the Bank. The Bank filed an appeal in the New Jersey Appellate Division Harry W. Cox v. RKA Corp., et al, Docket No. A-5089-96T1. The Bank had reserved $80,000 against the loan in connection with this suit.

                  The case was argued on October 14, 1998, and on December 24, 1998, in a split decision, the Appellate Division ruled against the Bank. On February 23, 1999, the Bank charged off the loan in the amount of $74,231 against the previously reserved allowance. The Bank filed an appeal with the New Jersey Supreme Court on April 15, 1999, Docket No. 47,315. The case was argued on October 25, 1999 and the Bank is awaiting a ruling.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  See Note 6 of the Unaudited Financial Statements regarding the Bank's stock holding company reorganization

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    11.0    Earnings Per Share  Calculation  (see note 2 to
                          the   Notes  to  the   Unaudited   Consolidated
                          Financial Statements in this Form 10-QSB.
                  27.0    Financial Data Schedule (in electronic filing only)

           (b)    Not applicable

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ROEBLING FINANCIAL CORP, INC.




Date: February 14, 2000       By:    /s/Kent C. Lufkin
                                     -------------------------------------------
                                     Kent C. Lufkin
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: February 14, 2000       By:    /s/John Y. Leacott
                                     -------------------------------------------
                                     John Y. Leacott
                                     Vice President and Chief Financial Officer
                                     (Principal Officer)