Form 10QSB
period 2000-03-31
ROEBLING FINANCIAL CORP INC
filed 2000-05-10
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                        Commission file number 000-29257
                                               ---------

                         ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                          22-3709698
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. employer identification no.)
incorporation or organization)

Route 130 and Delaware Avenue, Roebling New Jersey            08554
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (609) 499-0355
                                                    --------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 8, 2000

          Class                              Outstanding
          -----                              -----------
$.10 par value common stock                425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP.,  INC.

Item 1.  Financial Statements and Notes Thereto                           1 - 8
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9 - 13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 2.  Changes in Securities                                                14
Item 3.  Defaults upon Senior Securities                                      14
Item 4.  Submission of Matters to a Vote of Security Holders                  14
Item 5.  Other Materially Important Events                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

                         ROEBLING FINANCIAL CORP, INC.
                       STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

                                                                                    March 31,        September 30,
                                                                                       2000               1999
                                                                                  ---------------   -----------------
                                                                                   (Unaudited)
Assets

Cash and due from banks                                                                  $ 2,203               2,836
Interest bearing deposits                                                                    152                 737
                                                                                  ---------------   -----------------
     Total cash and cash equivalents                                                       2,355               3,573

FHLB term deposits                                                                             -                 250
Certificates of deposit                                                                      300                 300
Securities available for sale                                                                 23                  24
Securities held to maturity                                                                8,775               9,657
Mortgage-backed and related securities held to maturity, net                               5,652               6,294
Loans receivable, net                                                                     39,893              35,745
Real estate owned                                                                              -                 210
Accrued interest receivable                                                                  384                 375
Federal Home Loan Bank of New York stock, at cost                                            388                 294
Premises and equipment                                                                     1,087               1,087
Other assets                                                                                 155                  70
                                                                                  ---------------   -----------------
     Total assets                                                                       $ 59,012            $ 57,879
                                                                                  ===============   =================

Liabilities and Stockholers' Equity

Liabilities
Deposits                                                                                $ 50,709            $ 50,036
Borrowed funds                                                                             2,200               2,125
Advances from borrowers for taxes and insurance                                              473                 420
Accrued interest payable                                                                      39                  49
Other liabilities                                                                            403                 305
                                                                                  ---------------   -----------------
     Total liabilities                                                                    53,824              52,935
                                                                                  ---------------   -----------------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized
  none issued                                                                                  -                   -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                                              43                  43
Additional paid-in-capital                                                                 1,655               1,652
Unallocated employee stock ownership plan shares                                            (118)               (125)
Retained earnings - substantially restricted                                               3,596               3,360
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                                                12                  14
                                                                                  ---------------   -----------------
     Total stockholders' equity                                                            5,188               4,944
                                                                                  ---------------   -----------------

     Total liabilities and stockholders' equity                                         $ 59,012            $ 57,879
                                                                                  ===============   =================


See notes to unaudited financial statements.

                         ROEBLING FINANCIAL CORP, INC.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands)                     (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                               March 31,
                                                                                  -----------------------------------
                                                                                           2000               1999
                                                                                  ---------------   -----------------
Interest income:
   Loans receivable                                                                        $ 766               $ 615
   Securities available for sale                                                               -                   1
   Securities held to maturity                                                               136                 171
   Mortgage-backed and related securities held to maturity                                    87                  40
   Other interest earning assets                                                              12                  35
                                                                                  ---------------   -----------------
        Total interest income                                                              1,001                 862
                                                                                  ---------------   -----------------

Interest expense:
   Deposits                                                                                  354                 337
   Borrowed funds                                                                             20                   4
                                                                                  ---------------   -----------------
        Total interest expense                                                               374                 341
                                                                                  ---------------   -----------------

Net interest income before provision for loan losses                                         627                 521
Provision for loan losses                                                                      9                   4
                                                                                  ---------------   -----------------
        Net interest income after provision for loan losses                                  618                 517
                                                                                  ---------------   -----------------

Non-interest income:
   Loan service charges and late charges                                                      18                  43
   Account servicing and other                                                                77                  29
                                                                                  ---------------   -----------------
        Total non-interest income                                                             95                  72
                                                                                  ---------------   -----------------

Non-interest expense:
   Compensation and benefits                                                                 272                 269
   Occupany and equipment                                                                     47                  41
   Service bureau and data processing                                                         84                  66
   Federal insurance premiums                                                                  4                   6
   Other expense                                                                              87                  88
                                                                                  ---------------   -----------------
        Total non-interest expense                                                           494                 470
                                                                                  ---------------   -----------------

        Income before provision for income taxes                                             219                 119
Provision for income taxes                                                                    84                  50
                                                                                  ---------------   -----------------
        Net income                                                                           135                  69

Other comprehensive income, net of tax:
   Unrealized (loss) gain on securities available for sale, net of tax                        (2)                 (2)
                                                                                  ---------------   -----------------
Comprehensive income                                                                       $ 133                $ 67
                                                                                  ===============   =================

Basic earnings per share                                                                   $0.33               $0.17
Fully diluted earnings per share                                                           $0.33               $0.17


See notes to unaudited financial statements.

                         ROEBLING FINANCIAL CORP, INC.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands)                   (UNAUDITED)

                                                                                       For the Six Months Ended
                                                                                               March 31,
                                                                                  -----------------------------------
                                                                                          2000               1999
                                                                                  ---------------   -----------------
Interest income:
   Loans receivable                                                                      $ 1,479             $ 1,199
   Securities available for sale                                                               -                   2
   Securities held to maturity                                                               289                 291
   Mortgage-backed and related securities held to maturity                                   168                  61
   Other interest earning assets                                                              32                 131
                                                                                  ---------------   -----------------
        Total interest income                                                              1,968               1,684
                                                                                  ---------------   -----------------

Interest expense:
   Deposits                                                                                  709                 673
   Borrowed funds                                                                             30                   7
                                                                                  ---------------   -----------------
        Total interest expense                                                               739                 680
                                                                                  ---------------   -----------------

Net interest income before provision for loan losses                                       1,229               1,004
Provision for loan losses                                                                     16                   5
                                                                                  ---------------   -----------------
        Net interest income after provision for loan losses                                1,213                 999
                                                                                  ---------------   -----------------

Non-interest income:
   Loan service charges and late charges                                                      38                  35
   Account servicing and other                                                               153                 103
   Gain on sale of interest earning assets                                                     -                   2
                                                                                  ---------------   -----------------
        Total non-interest income                                                            191                 140
                                                                                  ---------------   -----------------

Non-interest expense:
   Compensation and benefits                                                                 554                 507
   Occupany and equipment                                                                     90                  84
   Service bureau and data processing                                                        170                 130
   Federal insurance premiums                                                                 11                  12
   Other expense                                                                             195                 176
                                                                                  ---------------   -----------------
        Total non-interest expense                                                         1,020                 909
                                                                                  ---------------   -----------------
        Income before provision for income taxes                                             384                 230
Provision for income taxes                                                                   148                  93
                                                                                  ---------------   -----------------
        Net income                                                                           236                 137
Other comprehensive income, net of tax:
   Unrealized (loss) gain on securities available for sale, net of tax                        (2)                  1
                                                                                  ---------------   -----------------
Comprehensive income                                                                       $ 234               $ 138
                                                                                  ===============   =================

Basic earnings per share                                                                   $0.57               $0.33
Fully diluted earnings per share                                                           $0.56               $0.33


See notes to unaudited financial statements.

                         ROEBLING FINANCIAL CORP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                       Accumulated
                                                      Additional                                          Other
                                          Common       Paid-in        Unallocated      Retained       Comprehensive
                                          Stock        Capital        ESOP Shares      Earnings          Income              Total
                                        -----------  -------------  ----------------  ------------  ------------------  ------------

Balance at September 30, 1999             $ 43        $ 1,652            $ (125)       $ 3,360                $ 14          $ 4,944

Net income for the six months
  ended March 31, 2000                       -              -                 -            236                   -              236

Change in unrealized gain on
  securities available for sale,
  net of income taxes                        -              -                 -              -                  (2)              (2)

Amortization of ESOP shares                  -              3                 7              -                   -               10
                                       --------  -------------  ----------------  ------------  ------------------  ----------------

Balance at March 31, 2000                 $ 43        $ 1,655            $ (118)       $ 3,596                $ 12          $ 5,188
                                       ========  =============  ================  ============  ==================  ================

                         ROEBLING FINANCIAL CORP, INC.
                            STATEMENT OF CASH FLOWS
(Dollars in Thousands)            (UNAUDITED)



                                                                                      For the Six Months Ended
                                                                                               March 31,
                                                                                  -----------------------------------
                                                                                         2000                1999
                                                                                  ---------------   -----------------
Cash flows from operating activities:
   Net income                                                                           $ 236               $ 137
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                                      35                  37
         Amortization of premiums (discounts) on investment securities
           held to maturity                                                                 9                   8
         Amortization of premiums on mortgage-backed securities                            18                  12
         Provision for loan losses                                                         16                   5
         Gain on sale of loans                                                              -                  (2)
          (Increase) in other assets                                                      (86)                (29)
          (Increase) decrease in interest receivable                                       (9)                  8
         (Decrease) in interest payable                                                   (10)                 (3)
         Increase in other liabilities                                                     98                   4
         Amortization of ESOP shares                                                       10                  11
                                                                                  ------------   -----------------
                   Net cash provided by operations                                        317                 188
                                                                                  ------------   -----------------

Cash flows from investing activities:
    Net decrease in FHLB term deposits                                                    250                   -
    Proceeds from maturities of held-to-maturity securities                               873               4,617
    Purchase of held-to-maturity securities                                                 -              (6,638)
    Proceeds from maturities of equity securities                                           -                  99
    Proceeds from sale of loans                                                             -                 979
    Purchase of Federal Home Loan Bank stock                                              (94)                (50)
    Loans originated, net of principal repayments                                      (4,149)             (5,841)
    Proceeds from principal repayment of mortgage-backed securities                       624                 813
    Purchase of mortgage-backed securities                                                  -              (1,671)
    Purchase of premises and equipment                                                    (35)                 (5)
    Proceeds from sale of real estate owned                                               195                   -
                                                                                  ------------   -----------------
                   Net cash used in investing activities                               (2,336)             (7,697)
                                                                                  ------------   -----------------


See notes to unaudited financial statements.

                         ROEBLING FINANCIAL CORP, INC.
                        STATEMENT OF CASH FLOWS (CONT'D)
(Dollars in Thousands)            (UNAUDITED)


                                                                                      For the Six Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                       2000              1999
                                                                                  ---------------   ---------------
Cash flows from financing activities:
    Net increase in deposits                                                                 673             5,085
    Proceeds from borrowed money                                                           2,200                 -
    Repayment of borrowed money                                                           (2,125)               (8)
    Increase in advance payments by borrowers for taxes and insurance                         53                10
                                                                                  ---------------   ---------------
                   Net cash provided by financing activities                                 801             5,087
                                                                                  ---------------   ---------------

    Net decrease in cash and cash equivalents                                             (1,218)           (2,422)
    Cash and cash equivalents at beginning of period                                       3,573             5,023
                                                                                  ---------------   ---------------
    Cash and cash equivalents at end of period                                           $ 2,355           $ 2,601
                                                                                  ===============   ===============

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest                                                                             749               680
        Income taxes                                                                          70               250

Supplemental Schedule of Noncash Investing Activities:

    Transfer from loans receivable to real estate owned                                        -               129


                          ROEBLING FINANCIAL CORP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roebling Financial Corp, Inc. (the "Company ") have been prepared in accordance with instructions for form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of results for the interim period. As discussed in Note 6, the Company became the wholly owned subsidiary of Roebling Financial Corp., Inc. on January 29, 2000.

The results of operations for the six months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending September 30, 2000, or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares outstanding do not include shares of Company Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") and unallocated during the period ended March 31, 2000, in accordance with SOP 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In connection with the Reorganization, the Bank formed an ESOP. The ESOP covers employees who have completed at least 1,000 hours of service during a twelve-month and have attained the age of 21. The ESOP borrowed $156,800 from an independent third party lender to fund the purchase of l5,680 or 8.0%, of the shares of Bank common stock sold in the minority stock offering. The loan to the ESOP was repaid to the independent third party lender on February 24, 2000 by Roebling Financial Corp., Inc., who presently holds the loan on its books. The Bank is making principal only payments to the Financial Corp. sufficient to service the debt over the original ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense related to the ESOP for the six months ended March 31, 2000, was $10,749.

NOTE 4 - STOCK-BASED COMPENSATION PLANS

On January 26, 1999, the stockholders of the Bank approved the l998 Stock Option Plan (the "Stock Option Plan") and the l998 Restricted Stock Plan (The "Restricted Stock Plan").

The Stock Option Plan provides for authorizing the issuance of an additional 19,596 shares of common stock by the Bank upon the exercise of stock options awarded to officers, directors, key employees and other persons providing services to the Bank. The Bank may also purchase shares through the open market. The 19,596 shares of options granted under the Stock Option Plan constitute either Incentive Stock Options or Non-Incentive Stock Options. Common stock issuable pursuant to outstanding options will be considered outstanding for purposes of calculating earnings per share, if dilutive. At March 31, 2000, 14,308 options have been granted and are exercisable.

The Restricted Stock Plan provides for the purchase of 7,838 shares of common stock in the open market. All of the Common Stock to be purchased by the Restricted Stock Plan will be purchased at the fair market or at value of authorized but unissued shares of such stock on the date of purchase. Awards under the Restricted Stock Plan were made in recognition of expected future services to the Bank by its directors, officers, and key employees responsible for implementation of the policies adopted by the Bank's Board of Directors and as a means of providing a further retention incentive. The expense of the plan will be accrued as shares vest over a four-year period beginning February, 1999.

NOTE 5 - APPROVAL OF AN AGREEMENT AND PLAN OF REORGANIZATION

At the Annual Meeting of Stockholders on January 25, 2000, the Bank's Stockholders approved an Agreement and Plan of Reorganization ("the Plan" or "Reorganization"), providing for the establishment of a mid-tier stock holding company. The Plan provided for the establishment of Roebling Financial Corp., Inc. (the Mid-Tier Stock Holding Company) as a stock holding company parent of the Bank; the stock holding company is the majority owned by Roebling Financial Corp., MHC, the Bank's mutual holding company. The former holders of the common stock of the Bank became stockholders of Roebling Financial Corp., Inc. and each outstanding share of common stock (par value $.l0 per share) of the Bank were converted into shares of common stock of Roebling Financial Corp., Inc. on a one-for-one basis. The reorganization was completed on January 31, 2000. Effective January 31, 2000, Roebling Financial Corp., Inc.'s common stock replaced the Bank's common stock on the OTC Bulletin Board. Roebling Financial Corp., Inc.'s common stock trades under the Bank's old symbol "ROEB".

                          ROEBLING FINANCIAL CORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General


         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, year 2000 issues and general economic conditions. Roebling Financial Corp, Inc. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         On  January  25,  2000,  stockholders  pf  Roebling  Bank (the  "Bank")
approved an Agreement and Plan of Reorganization ("the Plan" or "Reorganization"), providing for the establishment of a mid-tier stock holding company. Roebling Financial Corp, Inc. (the"Company") was formed and became the stock holding company of the Bank. Roebling Financial Corp., MHC, the Bank's mutual holding company, owns a majority of the shares of the Company. The former holders of the common stock of the Bank became stockholders of the Company and each outstanding share of common stock of the Bank were converted into shares of common stock of the Company on a one-for-one basis. The reorganization of the Bank was completed on January 31, 2000. Effective January 31, 2000, the Company's common stock replaced the Bank's common stock on the OTC Bulletin Board. The Company's common stock trades under the Bank's former trading symbol "ROEB".

         The Company's business is conducted principally through the Bank. All references to the Company refer collectively to the Company and the Bank.

         Effective February 25, 2000, the President of the Bank resigned and Robert P. Hawkins, Jr. was appointed Interim President of the Bank. Mr. Hawkins was appointed the President of the Bank on April 24, 2000. Mr. John J. Ferry remains Chairman of the Company.

Overview

         For the three months ended March 31, 2000, the Company reported net income of $135,000,or $.33 per diluted share, from $69,000 , or $.17 per diluted share, for the same period in 1999. For the six months ended March 31, 2000, the Company reported net income of $236,000,or $.56 per diluted share, from $137,000, or $.33 per diluted share, for the same period in 1999.

Changes In Financial Condition

         Total assets amount to $59.0 million at March 31, 2000, compared to $57.9 million at September 30, l999, representing a $1.1million increase since fiscal year-end 1999. Net loans totaled $39.9 million, representing an increase from the fiscal year-end balance of $35.7 million. The increase is primarily attributable to the mortgage loan portfolio. Total deposits increased $673,000 to $50.7 million at March 31, 2000, from the September 30, 1999 balance of $50.0 million. Stockholders' equity reached $5.2 million at March 31, 2000, up slightly from the September 30, 1999, balance of $4.9 million.

Results of Operations

         Net Interest Income. For the three-month period ended, March 31, 2000, the Company reported net interest income before provision for loan losses of $627,000, which represents an increase of $106,000 or 20% over the same period in 1999. The increase is primarily due to greater interest income on the loan portfolio of approximately $151,000, partially offset by increased interest expense on deposits and borrowings due to volume.

         For the six month period ended March 31, 2000, the Company reported net interest income before provision for loan losses of $1,229,000, which represents an increase of $225,000 or 22%over the same period of l999. This is due to a $280,000 increase in interest income on the loan portfolio. The increase in loan interest income and the increase in interest income on mortgage-based securities of $387,000, was partially offset by greater interest expense on deposits and borrowings due to volume.

         The average yield on investments for the three-month period ended March 31, 2000, was 6.11% compared to 5.80% for the same period of l999. The average balance of all investments increased slightly to a quarterly average of $15.4 million for the three-month period ended March 31, 2000, from $16.6 million for the same period of l999. The yield on the loan portfolio increased to 7.67% for the three-month period ended March 31, 2000, compared to 7.54% for the same three-month period of l999. The Company's cost of interest-bearing liabilities decreased to 3.41% for the three-month period ended March 31, 2000, compared to 3.45% for the same three-month period of l999. This was primarily due to an increase in non-interest bearing accounts, as well as other low-cost deposit products and changes in deposit mix.

         Non-interest Income. Total non-interest income for the three-month period ended March 31, 2000, increased $23,000, to $95,000 from $72,000 for the same period of l999. Total non-interest income for the six month periods ended March 31, 2000, increased $51,000, to $191,000 from $140,000 for the same period of l999. Increases in total non-interest income for the current year three and six month period were primarily related to increased deposit account fee income. For the current year three month period , total non-interest income was offset by a reduction in loan service fees and late charges.

         Provision for Loan Losses. The provision for loan losses was $9,000 and $16,000, respectively, for the three and six month period ended March 31, 2000 compared to $4,000 and $5,000, respectively, for the same periods in 1999. Management continually monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimate amounts.

         Non-interest Expense. Total non-interest expenses for the three and six month period ended March 31, 2000, were $494,000 and $1,020,000 compared to $470,00 and $909,000 for same period in 1999. Increases in salaries and employee benefits for the current year six month period reflects the addition of new loan personnel to manage the Bank's loan growth and annual salary increases for current staff members in the first quarter. Increases in data processing and service bureau fees for the current year three and six month period resulted from increased volume of deposit accounts. and the processing and transaction costs associated with such increased volume . Effective January 2000, federal insurance premiums assessments were decreased . Other expense for the current year six month period reflects increased loan servicing and supervisory exam expenses.

Liquidity and Regulatory Capital Compliance

         On March 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                               Amount         Percent
                                               ------         -------

Tangible capital                               $5,023           8.51%
Tangible capital requirement                      885           1.50%
                                                -----           ----
Excess over requirement                        $4,138           7.01%
                                                =====           ====

Core capital                                   $5,023           8.51%
Core capital requirement                        2,360           4.00%
                                                -----           ----
Excess over requirement                        $2,663           4.51%
                                                =====           ====

Risk based capital                             $5,221          13.91%
Risk based capital requirement                  3,003           8.00%
                                                -----          -----
Excess over requirement                        $2,218           5.91%
                                                =====          =====




         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2000, the Company had mortgage commitments to fund loans to $633,000. Also, at March 31, 2000, there were commitments on unused lines of credit relating to home equity loans of $3.8 million. Certificates of deposit scheduled to mature in one year or less at March 31,2000, totaled $12.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios
                                                   At or for Three Months Ended
                                                            March 31,

                                                      2000(1)        1999(1)
                                                   -----------     ----------

Earnings per common share (2):
    Basic                                              $0.33         $0.17
    Diluted                                            $0.33         $0.17
Return on average assets (1)                            0.92%         0.53%
Return on average equity (1)                           10.63%         5.80%
Interest rate spread (1)                                3.83%         3.48%
Net interest margin (1)                                 4.46%         4.07%
Noninterest expense to average assets (1)               3.35%         3.64%
Nonperforming assets to total assets                    0.69%         1.02%
Nonperforming loans to total loans                      1.02%         1.71%

                                                            At  March 31,
                                                        2000          1999
                                                   -----------       -------

Tangible book value per share (3)                     $12.19         $11.25

--------------
(1)      The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2000, was 413,544 basic and 415,233 diluted. The average number of shares outstanding during the three months ended, March 31, 1999, was 411,976 basic and diluted.
(3) The average number of shares outstanding during the three months ended March 31, 2000 was 425,500.

                                                   At or for Six Months Ended
                                                            March 31,

                                                      2000(1)        1999(1)
                                                   -----------     ----------

Earnings per common share (2):
    Basic                                              $0.57         $0.33
    Diluted                                            $0.56         $0.33
Return on average assets (1)                            0.80%         0.54%
Return on average equity (1)                            9.37%         5.81%
Interest rate spread (1)                                3.80%         3.52%
Net interest margin (1)                                 4.43%         4.10%
Noninterest expense to average assets (1)               3.47%         3.60%
Nonperforming assets to total assets                    0.69%         1.07%
Nonperforming loans to total loans                      1.02%         1.80%

                                                            At March 31,
                                                      2000(1)        1999(1)
                                                   -----------      ----------

Tangible book value per share (3)                     $12.19         $11.25

--------------
(1)      The ratios for the six month period presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2000, was 413,348 basic and 418,403 diluted. The average number of shares outstanding during the six months ended, March 31, 1999, was 411,780 basic and diluted.
(3) The average number of shares outstanding during the six months ended March 31, 2000 was 425,500.

                          ROEBLING FINANCIAL CORP, INC.

                                     Part II


ITEM 1.           LEGAL PROCEEDINGS

                  The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the business of the Company. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial condition or results of operations of the Company.

                  RKA Corporation. On December 20, 1995, the plaintiffs commenced this action against RKA Corporation ("RKA") and the Bank. Cox v. RKA Corporation and Richard Niel, Docket No. C-00l64-95, Superior Court, Chancery Division, Camden County, New Jersey. In this action, the plaintiffs sought to compel RKA to specifically perform under an existing real estate contract. The principal of RKA filed for bankruptcy and plaintiffs took judgment against him before the filing of bankruptcy. The plaintiff amended the Complaint on March 8, l996, to add the Bank as a party seeking to negate the mortgage held by the Bank on the subject property. On March l9, l997, the court held in favor of the plaintiffs and imposed a constructive lien senior to that held by the Bank. The Bank filed an appeal in the New Jersey Appellate Division, Harry W. Cox v. RKA Corp., et al, Docket No. A-5089-96T1. The Bank had reserved $80,000 against the loan in connection with this suit.

                  The case was argued on October l4, l998, and on December 24, l998, in a split decision, the Appellate Division ruled against the Bank. On February 23, l999, the Bank charged off the loan in the amount of $74,231 against the previously reserved allowance. The Bank filed an appeal with the new Jersey Supreme Court on April l5, l999, Docket No. 47,315. The case was argued on October 25, l999, and the Bank is awaiting a ruling.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            3.(a)    Exhibits
                     2.1      Agreement and Plan of Reorganization*
                     3.1      Federal Stock Charter *
                     3.2      Bylaws .*
                     4.0      Form of Stock Certificate .*
                     10.1     Supplemental Executive Retirement Plan**.
                     10.2     Directors' Retirement Plan**
                     10.3     Stock Option Plan *
                     10.4     Restricted Stock Plan*
                     27.0     Financial Data Schedule (electronic filing only)

            (b)      Reports on Form 8-K
                            On February 11, 2000, the Company  filed  an  Item 5
Form 8-K, announcing the resignation of the President of the Bank, Kent C. Lufkin, effective February 25, 2000.

                  -------------------------

                  * Incorporated herein by reference to the Form 8-K12g3 filed with the Commission on February 1, 2000.

                  ** Incorporated herein by reference the Form 8-K/A filed with the Commission on February 24, 2000.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ROEBLING FINANCIAL CORP, INC.


Date:     May 10 ,2000         By: /s/John J. Ferry
                                   ---------------------------------------------
                                   John J. Ferry
                                   Chairman
                                   (Principal Executive Officer)

Date:     May 10 ,2000         By: /s/John Y. Leacott
                                   ---------------------------------------------
                                   John Y. Leacott
                                   Vice President and Chief Financial Officer
                                   (Principal Officer)