Form 10QSB
period 2000-06-30
ROEBLING FINANCIAL CORP INC
filed 2000-08-03
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                               -------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 1, 2000.

           Class                                         Outstanding
---------------------------                             --------------
$.10 par value common stock                             425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP.,  INC.

Item 1.  Financial Statements and Notes Thereto                           1 - 6
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7 -10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11
Item 2.  Changes in Securities                                             11
Item 3.  Defaults upon Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders               11
Item 5.  Other Materially Important Events                                 11
Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 13

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

                                                                     June 30,  September 30,
                                                                       2000         1999
                                                                 ------------  -------------
                                                                    (Unaudited)
Assets

Cash and due from banks                                              $  1,858    $  2,836
Interest bearing deposits                                                 512         737
                                                                     --------    --------
     Total cash and cash equivalents                                    2,370       3,573

Federal Home Loan Bank term deposits                                        -         250
Certificates of deposit                                                   300         300
Securities available for sale                                              21          24
Securities held to maturity                                             8,412       9,657
Mortgage-backed and related securities held to maturity, net            5,458       6,294
Loans receivable, net                                                  41,412      35,745
Real estate owned                                                          44         210
Accrued interest receivable                                               409         375
Federal Home Loan Bank of New York stock, at cost                         388         294
Premises and equipment                                                  1,093       1,087
Other assets                                                               55          70
                                                                     --------    --------
     Total assets                                                    $ 59,962    $ 57,879
                                                                     ========    ========

Liabilities and Stockholders' Equity

Liabilities
Deposits                                                             $ 53,645    $ 50,036
Borrowed funds                                                              -       2,125
Advances from borrowers for taxes and insurance                           441         420
Accrued interest payable                                                   42          49
Other liabilities                                                         491         305
                                                                     --------    --------
     Total liabilities                                                 54,619      52,935
                                                                     --------    --------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                               -           -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                           43          43
Additional paid-in-capital                                              1,655       1,652
Unallocated employee stock ownership plan shares                         (114)       (125)
Retained earnings - substantially restricted                            3,747       3,360
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                             12          14
                                                                     --------    --------
     Total stockholders' equity                                         5,343       4,944
                                                                     --------    --------

     Total liabilities and stockholders' equity                      $ 59,962    $ 57,879
                                                                     ========    ========

See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                    For the Three Months Ended
                                                                             June 30,
                                                                    ---------------------------
                                                                           2000          1999
                                                                    ------------  -------------
Interest income:
   Loans receivable                                                      $  838        $  619
   Securities available for sale                                              -             -
   Securities held to maturity                                              131           198
   Mortgage-backed and related securities held to maturity                   88            44
   Other interest earning assets                                             11            18
                                                                         ------        ------
        Total interest income                                             1,068           879
                                                                         ------        ------

Interest expense:
   Deposits                                                                 383           346
   Borrowed funds                                                            20             3
                                                                         ------        ------
        Total interest expense                                              403           349
                                                                         ------        ------

Net interest income before provision for loan losses                        665           530
Provision for loan losses                                                    13             6
                                                                         ------        ------
        Net interest income after provision for loan losses                 652           524
                                                                         ------        ------

Non-interest income:
   Loan service charges and late charges                                     12            18
   Account servicing and other                                               78            66
   Gain on sale of interest earning assets                                    -             3
                                                                         ------        ------
        Total non-interest income                                            90            87
                                                                         ------        ------

Non-interest expense:
   Compensation and benefits                                                273           269
   Occupany and equipment                                                    49            42
   Service bureau and data processing                                        59            55
   Federal insurance premiums                                                 1             6
   Other expense                                                            115           147
                                                                         ------        ------
        Total non-interest expense                                          497           519
                                                                         ------        ------

        Income before provision for income taxes                            245            92
Provision for income taxes                                                   94            34
                                                                         ------        ------
        Net income                                                          151            58

Other comprehensive income, net of tax:
   Unrealized (loss) gain on securities available for sale, net of tax        -             -
                                                                         ------        ------
Comprehensive income                                                     $  151        $   58
                                                                         ======        ======

Basic earnings per share                                                 $ 0.37        $ 0.14
Fully diluted earnings per share                                         $ 0.36        $ 0.14


See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                     For the Nine Months Ended
                                                                             June 30,
                                                                     -------------------------
                                                                         2000        1999
                                                                     -----------   -----------
Interest income:
   Loans receivable                                                      $ 2,318    $ 1,828
   Securities available for sale                                               -          2
   Securities held to maturity                                               408        527
   Mortgage-backed and related securities held to maturity                   267        105
   Other interest earning assets                                              43         98
                                                                         -------    -------
        Total interest income                                              3,036      2,560
                                                                         -------    -------

Interest expense:
   Deposits                                                                1,089      1,019
   Borrowed funds                                                             50         10
                                                                         -------    -------
        Total interest expense                                             1,139      1,029
                                                                         -------    -------

Net interest income before provision for loan losses                       1,897      1,531
Provision for loan losses                                                     28         11
                                                                         -------    -------
        Net interest income after provision for loan losses                1,869      1,520
                                                                         -------    -------

Non-interest income:
   Loan service charges and late charges                                      44         52
   Account servicing and other                                               234        168
   Gain on sale of interest earning assets                                     1          4
                                                                         -------    -------
        Total non-interest income                                            279        224
                                                                         -------    -------

Non-interest expense:
   Compensation and benefits                                                 819        777
   Occupany and equipment                                                    139        125
   Service bureau and data processing                                        201        163
   Federal insurance premiums                                                 12         18
   Other expense                                                             348        331
                                                                         -------    -------
        Total non-interest expense                                         1,519      1,414
                                                                         -------    -------
        Income before provision for income taxes                             629        330
Provision for income taxes                                                   242        134
                                                                         -------    -------
        Net income                                                           387        196
Other comprehensive income, net of tax:
   Unrealized (loss) gain on securities available for sale, net of tax        (2)         1
                                                                         -------    -------
Comprehensive income                                                     $   385    $   197
                                                                         =======    =======

Basic earnings per share                                                 $  0.94    $  0.48
Fully diluted earnings per share                                         $  0.93    $  0.48


See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                         Accumulated
                                                          Additional                                        Other
                                           Common           Paid-in       Unallocated     Retained      Comprehensive
                                            Stock           Capital       ESOP Shares     Earnings          Income         Total
                                          -------         ---------       -----------     --------     -------------      -------
Balance at September 30, 1999                $43            $1,652           ($125)        $3,360            $14           $4,944

Net income for the nine months
  ended June 30, 2000                          -                 -               -            387              -              387

Change in unrealized gain on
  securities available for sale,
  net of income taxes                          -                 -               -              -             (2)              (2)

Amortization of ESOP shares                    -                 3              11              -              -               14
                                   --------------  ----------------  -------------- --------------  ----------------  ------------

Balance at June 30, 2000                     $43            $1,655           ($114)        $3,747            $12           $5,343
                                   ==============  ================  ============== ==============  ================  ============


ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                      For the Nine Months Ended
                                                                             June 30,
                                                                      -------------------------
                                                                          2000        1999
                                                                      ----------    -----------

Cash flows from operating activities:
   Net income                                                           $    387    $    196
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                         52          56
         Amortization of premiums on investment securities
           held to maturity                                                   20          11
         Amortization of premiums on mortgage-backed securities               20          19
         Provision for loan losses                                            28          11
         Gain on sale of loans                                                (1)         (4)
         Decrease (increase) in other assets                                  15        (172)
         Increase in accrued interest receivable                             (34)        (42)
         Decrease in accrued interest payable                                 (7)          -
         Increase in other liabilities                                       186         241
         Amortization of ESOP shares                                          14          16
                                                                        --------    --------
                   Net cash provided by operations                           680         332
                                                                        --------    --------

Cash flows from investing activities:
    Net decrease in Federal Home Loan Bank term deposits                     250           -
    Proceeds from maturities of held-to-maturity securities                1,225       6,356
    Purchase of held-to-maturity securities                                    -      (8,056)
    Proceeds from maturities of equity securities                              -         100
    Proceeds from sale of loans                                              272       1,613
    Purchase of Federal Home Loan Bank stock                                 (94)        (50)
    Loans originated, net of principal repayments                         (6,012)     (7,985)
    Proceeds from principal repayment of mortgage-backed securities          816       1,200
    Purchase of mortgage-backed securities                                     -      (4,408)
    Purchase of premises and equipment                                       (58)         (7)
    Proceeds from sale of real estate owned                                  216           -
                                                                        --------    --------
                   Net cash used in investing activities                  (3,385)    (11,237)
                                                                        --------    --------
Cash flows from financing activities:
    Net increase in deposits                                               3,609       7,767
    Net decrease in borrowed funds                                        (2,125)        (12)
    Increase in advance payments by borrowers for taxes and insurance         18           4
                                                                        --------    --------
                   Net cash provided by financing activities               1,502       7,759
                                                                        --------    --------

    Net decrease in cash and cash equivalents                             (1,203)     (3,146)
    Cash and cash equivalents at beginning of period                       3,573       5,023
                                                                        --------    --------
    Cash and cash equivalents at end of period                          $  2,370    $  1,877
                                                                        ========    ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest                                                           1,146       1,027
        Income taxes                                                         145         134

Supplemental Schedule of Noncash Investing Activities:

    Transfer from loans receivable to real estate owned                       40         129

See notes to unaudited financial statements

                          ROEBLING FINANCIAL CORP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roebling Financial Corp, Inc. (the "Company") have been prepared in accordance with instructions for form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of results for the interim period. Effective January 31, 2000, Roebling Bank (the "Bank") became the wholly owned subsidiary of Roebling Financial Corp, Inc.

The results of operations for the three and nine months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending September 30, 2000, or any other future period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares outstanding do not include shares of Company Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") and unallocated during the period ended June 30, 2000, in accordance with SOP 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In connection with the Reorganization, the Bank formed an ESOP. The ESOP covers employees who have completed at least 1,000 hours of service during a twelve-month period and have attained the age of 21. The ESOP borrowed $156,800 from an independent third party lender to fund the purchase of l5,680 or 8.0%, of the shares of Bank common stock sold in the minority stock offering. The loan to the ESOP was repaid to the independent third party lender on February 24, 2000 by Roebling Financial Corp, Inc., who presently holds the loan on its books. The Bank is making principal only payments to the Financial Corp. sufficient to service the debt over the original ten year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense related to the ESOP for the nine months ended June 30, 2000, was $14,916.

NOTE 4 - STOCK-BASED COMPENSATION PLANS

On January 26, 1999, the stockholders of the Bank approved the l998 Stock Option Plan (the "Stock Option Plan") and the l998 Restricted Stock Plan (The "Restricted Stock Plan").

The Stock Option Plan provides for authorizing the issuance of an additional 19,596 shares of common stock by the Bank upon the exercise of stock options awarded to officers, directors, key employees and other persons providing services to the Bank. The Bank may also purchase shares through the open market. The 19,596 shares of options granted under the Stock Option Plan constitute either Incentive Stock Options or Non-Incentive Stock Options. Common stock issuable pursuant to outstanding options will be considered outstanding for purposes of calculating earnings per share, if dilutive. At June 30, 2000, 14,308 options have been granted and are exercisable.

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

                         ROEBLING FINANCIAL CORP., INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


General

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, year 2000 issues and general economic conditions. Roebling Financial Corp, Inc. undertakes no obligation to publicly release the results of any revision to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The Company's business is conducted primarily through the Bank. All references to the Company refer collectively to the Company and the Bank.

Overview

         For the three months ended June 30, 2000, the Company reported net income of $151,000, or $.36 per diluted share, from $58,000, or $.14 per diluted share, for the same period in 1999. For the nine months ended June 30, 2000, the Company reported net income of $387,000, or $.93 per diluted share, from $196,000, or $.48 per diluted share, for the same period in 1999.

Changes in Financial Condition

         Total assets amount to $60.0 Million at June 30, 2000, compared to $57.9 million at September 30, l999, representing a $2.1 million increase since fiscal year-end 1999. Net loans totaled $41.4 million, representing a $5.7 million increase from the fiscal year-end balance of $35.7 million. The home equity mortgage loan portfolio increased $2.5 million as a result of promotions for that product. Commercial mortgage loans increased $1.8 million due to the efforts of the Bank's commercial lending officer. Mortgage loans secured by one to four family properties increased by $1.4 million. Total deposits increased $3.6 million to $53.6 million at June 30, 2000, from the September 30, 1999 balance of $50.0 million. $2.2 million of that increase is from the active promotion of the Bank's newest branch in New Egypt. Stockholders' equity increased to $5.3 million at June 30, 2000 from the September 30, 1999, balance of $4.9 million, primarily due to the net income for the period.

Results of Operations

         Net Interest Income. For the three-month period ended June 30, 2000, the Company reported net interest income before provision for loan losses of $665,000, which represents an increase of $135,000 or 25% over the same period in 1999. The increase is primarily due to greater interest income on the loan portfolio of approximately $219,000, partially offset by increased interest expense on deposits and borrowings due to volume.

         For the nine-month period ended June 30, 2000, the Company reported net interest income before provision for loan losses of $1,897,000, which represents an increase of $366,000 or 24% over the same period of l999. This is primarily due to a $490,000 increase in interest income on the loan portfolio, offset by greater interest expense on deposits and borrowings due to volume and an increase in the cost of deposits.

         The average yield on investments for the three-month period ended June 30, 2000, was 6.14% compared to 5.77% for the same period of l999. The average balance of all investments decreased $2.1 million to a quarterly average of $15.0 million for the three-month period ended June 30, 2000, from $17.1 million for the same period of l999. The yield on the loan portfolio increased to 8.22% for the three-month period ended June 30, 2000, compared to 7.48% for the same three-month period of l999. The cost of interest-bearing liabilities increased to 3.58% for the three-month period ended June 30, 2000, compared to 3.36% for the same three-month period of l999. This was primarily due to the increased costs of the certificate of deposit portfolio in a time period of rising interest rates.

         Non-interest Income. Total non-interest income for the three-month period ended June 30, 2000, increased $3,000, to $90,000 from $87,000 for the same period of l999. Total non-interest income for the nine-month period ended June 30, 2000, increased $55,000, to $279,000 from $224,000 for the same period of l999. Increases in total non-interest income for the current year three and nine-month periods were primarily related to increased deposit account fee income. For the current year three and nine-month periods, total non-interest income was offset by a reduction in loan service fees and late charges.

         Provision for Loan Losses. The provision for loan losses was $13,000 and $28,000, respectively for the three and nine-month periods ended June 30, 2000, compared to $6,000 and $11,000, respectively, for the same periods in 1999. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Expense. Total non-interest expenses for the three and nine-month periods ended June 30, 2000, were $497,000 and $1,519,000 compared to $519,000 and $1,414,000 for the same period in 1999. Increases in salaries and employee benefits for the current year nine-month period reflects the addition of new loan personnel to manage the Bank's loan growth and annual salary increases for current staff members in the first quarter. The Bank opened a new Loan Center in March 2000. Increases in occupancy and equipment expenses for the current year three and nine-month periods are attributable to rent and furniture, fixtures and equipment expenses for the new center. Increases in data processing and service bureau fees for the current year three and nine-month periods resulted from an increased volume of deposit accounts and the processing and transaction costs associated with such increased volume. Effective January 2000, federal insurance premium assessments were decreased. Decreases in other expense for the current three-month period are primarily due to reduced legal and outside professional fees.

Liquidity and Regulatory Capital Compliance

         On June 30, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                             Amount     Percent
                                             ------     -------

Tangible capital                             $5,179       8.63%
Tangible capital requirement                    899       1.50%
                                             ------      -----
Excess over requirement                      $4,280       7.13%
                                             ======      =====

Core capital                                 $5,179       8.63%
Core capital requirement                      2,398       4.00%
                                             ------      -----
Excess over requirement                      $2,781       4.63%
                                             ======      =====

Risk based capital                           $5,390      14.83%
Risk based capital requirement                2,908       8.00%
                                             ------      -----
Excess over requirement                      $2,482       6.83%
                                             ======      =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2000, the Bank had outstanding mortgage commitments to fund loans of $925,000. At June 30, 2000, there were commitments on unused lines of credit relating to home equity loans of $3.7 million. Certificates of deposit scheduled to mature in one year or less as of June 30, 2000, totaled $15.0 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios
                                                    At or for Three Months Ended
                                                             June 30,

                                                         2000(1)     1999(1)
                                                    --------------  ------------

Earnings per common share (2):
    Basic                                               $  0.37     $  0.14
    Diluted                                             $  0.36     $  0.14
Return on average assets (1)                               1.01%       0.43%
Return on average equity (1)                              11.49%       4.81%
Interest rate spread (1)                                   4.08%       3.54%
Net interest margin (1)                                    4.77%       4.12%
Non-interest expense to average assets (1)                 3.33%       3.85%
Nonperforming assets to total assets                        .47%       1.11%
Nonperforming loans to total loans                          .58%       1.45%

                                                            At  June 30,

                                                           2000        1999
                                                        -------     -------

Tangible book value per share (3)                       $ 12.56     $ 11.40

-------------
(1)      The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended June 30, 2000, was 413,936 basic and 416,470 diluted. The average number of shares outstanding during the three months ended June 30, 1999, was 411,392 basic and diluted.
(3) The average number of shares outstanding during the three months ended June 30, 2000 was 425,500

                                                     At or for Nine Months Ended
                                                              June 30,

                                                         2000(1)    1999(1)
                                                     -----------  --------------

Earnings per common share (2):
    Basic                                               $  0.94     $ 0.48
    Diluted                                             $  0.93     $ 0.48
Return on average assets (1)                               0.87%      0.50%
Return on average equity (1)                              10.06%      5.48%
Interest rate spread (1)                                   3.95%      3.55%
Net interest margin (1)                                    4.62%      4.13%
Non-interest expense to average assets (1)                 3.43%      3.66%
Nonperforming assets to total assets                        .47%       .97%
Nonperforming loans to total loans                          .58%      1.43%

                                                              At June 30,

                                                        2000(1)     1999(1)
                                                       ---------   ---------

Tangible book value per share (3)                       $ 12.56     $ 11.40

-------------
(1)      The ratios for the nine-month period presented are annualized.
(2) The average number of shares outstanding during the nine months ended June 30, 2000, was 413,544 basic and 417,759 diluted. The average number of shares outstanding during the nine months ended June 30, 1999, was 411,392 basic and diluted.
(3) The average number of shares outstanding during the nine months ended June 30, 2000 was 425,500

                         ROEBLING FINANCIAL CORP., INC.

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

                  The case was argued on October l4, l998, and on December 24, l998, in a split decision, the Appellate Division ruled against the Bank. On February 23, l999, the Bank charged off the loan in the amount of $74,231 against the previously reserved allowance. The Bank filed an appeal with the new Jersey Supreme Court on April l5, l999, Docket No. 47,315. The case was argued on October 25, l999. On June 30, 2000, the Supreme Court affirmed the decision of the Appellate Division of the Superior Court.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  3.(a)    Exhibits
                  2.1      Agreement and Plan of Reorganization *
                  3.1      Federal Stock Charter *
                  3.2      Bylaws *
                  4.0      Form of Stock Certificate *
                  10.1     Supplemental Executive Retirement Plan **
                  10.2     Directors' Retirement Plan **
                  10.3     Stock Option Plan *
                  10.4     Restricted Stock Plan *
                  27.0     Financial Data Schedule (electronic filing only)

                    (b)    Reports on Form 8-K
                                    None
                           ---------------------------
                           *        Incorporated herein by reference to the Form
                                    8-K12g3   filed  with  the   Commission   on
                                    February 1, 2000.

                           ** Incorporated herein by reference the Form 8-K/A filed with the Commission on February 24, 2000.

                         ROEBLING FINANCIAL CORP., INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROEBLING FINANCIAL CORP, INC.


Date:  August 3, 2000           By:   /s/John J. Ferry
                                      ------------------------------------------
                                      John J. Ferry
                                      Chairman
                                      (Principal Executive Officer)

Date:  August 3, 2000           By:   /s/John Y. Leacott
                                      ------------------------------------------
                                      John Y. Leacott
                                      Vice President and Chief Financial Officer
                                      (Principal Officer)