Form 10KSB
period 2000-09-30
ROEBLING FINANCIAL CORP INC
filed 2000-12-26
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   September 30, 2000
                                 ------------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from              to             .
                                   ------------    ------------
Commission File No. 0-29257

                          Roebling Financial Corp, Inc.
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

United States                                                  22-3709698
---------------------------------------------            -----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

Route 130 and Delaware Avenue, Roebling New Jersey               08554
--------------------------------------------------       -----------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:             (609) 499-0355
                                                         -----------------------

Securities registered under to Section 12(b) of the Exchange Act:       None
                                                                       ------

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $4,443,997

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at December 11, 2000, was $2.5 million.

         As of December 11, 2000, there were issued and outstanding 425,500 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2000. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2000. (Part III)

                                     PART I

Item 1.  Description of Business
--------------------------------

         Roebling Financial Corp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to Stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

General

         On January 31, 2000, Roebling Bank completed its reorganization and formed the Company as a stock holding company parent of the Bank. The former holders of the common stock of the Bank became stockholders of the Company and each outstanding share of common stock of the Bank was converted into shares of common stock of the Company on a one-for-one basis. The Company is majority owned by Roebling Financial Corp., MHC.(the "Mutual Holding Company"). The mutual holding company is owned and controlled by the Bank's depositors and conducts no significant business of its own other than holding a majority of the Company's common stock.

         The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant generally refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank, a federally chartered stock savings bank, has three offices, two located in Roebling and one located in New Egypt, New Jersey. From these locations, the Bank primarily serves the towns of

Roebling, Florence Township and New Egypt. The Bank's secondary market includes Burlington City, Cream Ridge, Wrightstown, Bordentown City and Springfield, Mansfield, Bordentown, Plumsted, New Hanover and North Hanover Townships.

Competition

         The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions (including savings banks), credit unions and multi-state regional banks in the Bank's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank maintains and attracts customers by offering competitive interest rates and a high level of personal service.

Lending Activities

         The following table sets forth information concerning the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                   At September 30,
                                          -----------------------------------
                                                2000               1999
                                          ---------------   -----------------
                                             $        %        $          %
                                          -------  ------   -------    ------
                                                (Dollars in thousands)
Type of Loans:
-------------
Real Estate:
  1-4 family............................  $20,998   50.38%  $19,036     52.31%
  Construction..........................    2,186    5.24       755      2.07
  Commercial ...........................    2,634    6.32     2,580      7.09
                                          -------  ------   -------    ------
    Total real estate loans.............   25,818   61.94    22,371     61.47
                                          -------  ------   -------    ------
Consumer and commercial loans:
  Home equity...........................   14,837   35.60    13,234     36.36
  Savings account.......................      135     .32        93       .26
  Automobile............................      193     .46       238       .65
  Other.................................      699    1.68       459      1.26
                                          -------  ------   -------    ------
Total consumer loans....................   15,864   38.06    14,024     38.53
                                          -------  ------   -------    ------

Total loans.............................   41,682  100.00%   36,395    100.00%
                                          -------  ======   -------    ======
Less:
  Loans in process......................      962               508
  Net deferred loan origination costs...      (55)              (33)
  Allowance for loan losses.............      229               175
                                          -------           -------
  Total loans, net......................  $40,546           $35,745
                                          =======           =======

         Loan Maturity Table. The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 2000. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                               Due after
                                   Due within  1 through  Due after
                                     1 year     5 years    5 years    Total
                                     ------     -------    -------    -----
                                                 (In Thousands)

1 - 4 family real estate..........    $1,044     $  711    $19,243   $20,998
Construction......................     1,013        136         75     1,224
Commercial real estate............       623        240      1,771     2,634
Home equity ......................       234      3,313     11,290    14,837
Other consumer and commercial ....       110        781        136     1,027
                                      ------     ------    -------   -------
Total.............................    $3,024     $5,181    $32,515   $40,720
                                      ======     ======    =======   =======

         The following table sets forth as of September 30, 2000 the dollar amount of all loans due after September 30, 2001, which have fixed interest rates and floating or adjustable interest rates.


                                                     Floating or
                                      Fixed Rates  Adjustable Rates     Total
                                      -----------  ----------------    -------
                                                    (In Thousands)
1 - 4 family real estate.............     $ 9,080      $10,874         $19,954
Construction.........................         136           75             211
Commercial real estate...............         693        1,318           2,011
Home equity .........................       8,982        5,621          14,603
Other consumer and commercial........         917            -             917
                                          -------      -------         -------
    Total............................     $19,808      $17,888         $37,696
                                          =======      =======         =======

         1 - 4 Family Mortgage Loans. The Registrant offers first mortgage loans secured by one- to four- family residences in its primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Registrant currently offers fixed-rate mortgage loans with terms up to 30 years as well as 1 and 3/1 adjustable-rate mortgage ("ARM") loans with terms up to 30 years. 3/1 ARMS have a rate which is fixed for the first three years, then adjust annually thereafter. ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Registrant offers ARM loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Registrant also offers balloon mortgage loans with maturities of one to five years on non-owner occupied one- to four-family residences. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

         The Registrant retains adjustable and certain fixed-rate loans in its portfolio and sells qualifying fixed-rate loans to the Federal National Mortgage Association ("FNMA") and retains the servicing rights. Generally, fixed-rate loans have a 15 to 30 year term. Non-conforming, fixed-rate loans are both retained in the Registrant's portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2000, there were no 1 - 4 family loans held for sale. See also, "-- Loan Servicing and Sales."

         Construction Lending. The Registrant also originates residential construction loans. Construction loans are classified as either residential or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale. The Registrant's construction lending activities generally are limited to its primary market area.

         Construction loans are made to local individuals for the purpose of constructing their primarily single-family residence and real estate builders and developers for the purpose of constructing primarily single-family residential developments.

         Upon application, credit review and analysis of personal and corporate financial statements, the Registrant will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished lots and developing speculative residential properties thereon. Once approved for a construction line, a developer must submit, on a regular basis, reports regarding work performed in order to reutilize the line of credit and the Registrant also inspects construction projects on a regular basis. At September 30, 2000, the Registrant had no speculative residential construction loans.

         The Registrant's construction loans generally have maturities of 6 to 12 months, with payments being made monthly on an interest-only basis.
Speculative residential construction loan rates adjust monthly based on the prime rate plus a margin of 1.0% to 2.0%, while owner-occupied residential construction loan rates tend to be fixed. Residential and speculative real estate construction loans are generally made with maximum loan-to-value ratios of 80% and 70%, respectively.

         Construction lending is generally considered to involve a higher level of risk as compared to single- family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Registrant than construction loans to individuals on their personal residences.

         Commercial Loans and Services. The Registrant's commercial real estate loans are permanent loans secured by improved property such as office buildings, churches, small business facilities and other non-residential buildings in its primary market area. Interest rates on commercial loans are slightly higher than those offered on residential loans. Commercial real estate loans are generally originated in amounts of up to 70% of the appraised value of the mortgaged property. The commercial real estate loans in the Registrant's portfolio generally consist of balloon or ARM loans which were originated at prevailing market rates.

         The Registrant's commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower's character, (3) analysis of the borrower's capacity to repay the loan (including review of annual financial statements), (4) adequacy of the borrower's capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Registrant's credit analysis.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment). The Registrant's commercial business loans are sometimes, but not always, secured by business assets, such as accounts receivable, equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

         Consumer Loans. The Registrant originates home equity loans secured by single-family residences. These loans are made only on owner-occupied, single-family residences and generally are originated as fixed-rate loans with terms of one to fifteen years or variable rate lines of credit. The loans are generally subject to an 80% or 75% combined loan-to-value limitation, respectively, including any other outstanding mortgages or liens. The Registrant's remaining consumer loans consist primarily of new and used mobile home loans, new and used automobile loans, account loans and unsecured personal loans.

         The Registrant also offers high loan-to-value fixed-rate and non-owner occupied fixed-rate equity loans. Such loans are generally subject to loan to value limitations of 90% and 70%, respectively, including any other outstanding mortgages or liens. These loans are for terms of one to seven years. The Registrant will generally not take a position lower than a second lien.

         Due to the type and nature of the collateral and, in some cases the absence of collateral, consumer lending generally involves more credit risk compared to one- to four-family residential lending. Consumer lending collections are typically dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. Generally, collateral for consumer loans depreciates rapidly and often does not provide an adequate source of repayment of the outstanding loan balance. The Registrant attempts to limit its exposure in consumer lending by emphasizing home equity loans with the Board determining loan-to-value ratios.

         Loan Originations and Approval Authority. Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Registrant's lending area.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. The President has lending authority to make mortgage loans, secured commercial and unsecured loans of up to $200,000, $100,000 and $5,000, respectively, while the Bank's Chief Operating Officer, Commercial Loan Officer and Loan Officer have lesser lending authorities to make secured and unsecured loans. A Loan Officer Committee of management has the authority to make secured loans up to $300,000. All other loans must be approved by the Board of Directors. All loans originated or purchased are underwritten by a lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

         Loan applicants are promptly notified of the decision of the Registrant, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of the real estate to be mortgaged to the Registrant, and the notice requirement of insurance coverage to be maintained to protect the Registrant's interest. The Registrant requires title insurance or a title opinion on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan.

The Registrant also requires flood insurance, if appropriate, in order to protect the Registrant's interest in the security property. Mortgage loans originated and purchased by the Registrant in its portfolio generally include due-on-sale clauses that provide the Registrant with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Registrant's consent.

         Loan  Servicing  and  Sales.  The  Registrant  services  the  loans  it originates for its loan portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in escrow accounts at the Bank.

         The Registrant generally underwrites fixed-rate one- to four-family mortgage loans pursuant to Federal National Mortgage Association ("FNMA") guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans are generally sold with servicing retained. Non-conforming, fixed-rate loans are generally sold in the secondary market to private entities, with servicing released. During the year ended September 30, 2000, the Registrant sold $719,000 of fixed-rate 1 - 4 family mortgage loans. The Registrant recognized loan servicing fees of $41,000 for the year ended September 30, 2000. As of September 30, 2000, loans serviced for others totaled $15.5 million.

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Registrant charges one point to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2000, the Registrant had $125,000 of outstanding commitments to fund loans and $3.9 million of unused home equity lines of credit.

         Loans to One Borrower. Savings Association Insurance Fund ("SAIF") insured savings bank are subject to certain lending limitations to a single borrower or group of borrowers. Under current law, the Registrant's lending limits equals an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is greater. The Registrant's maximum loan to one borrower limit was approximately $800,000 at September 30, 2000.

Non-Performing and Problem Assets

         Loan Delinquencies. The Registrant's collection procedures provide that when a loan is 30 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If the payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Written notices are supplemented with telephone calls to the borrower. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has been commenced.

         Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans past due 90 days or more as to principal or interest which, in the opinion of management, are not adequately secured to insure the collection of the entire outstanding balance of the loan including accrued interest are placed on non-accrual status. Interest accrued and unpaid over 90 days delinquent at the time a loan is placed on non-accrual status is charged against interest income.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was not material for the year ended September 30, 2000.


                                                             At September 30,
                                                             ----------------
                                                              2000       1999
                                                             -----      -----
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate......................   $ 155      $ 417
  Construction and commercial real estate.................       -          -
Non-mortgage loans:
  Home equity.............................................       -          8
  Other consumer..........................................       -          -
                                                             -----      -----
Total non-accrual loans...................................   $ 155      $ 425
                                                             =====      =====
Accruing loans which are contractually past due
90 days or more:
Mortgage loans:
  1-4 family residential real estate......................   $  74      $   -
  Construction and commercial real estate.................       -          -
Non-mortgage loans:
  Home equity.............................................       -          -
  Other consumer..........................................       -          -
                                                             -----      -----
Total accruing loans which are contractually past due
  90 days or more.........................................   $  74          -
                                                             =====      =====
Total non-accrual and accruing past due loans.............   $ 229      $ 425
                                                             =====      =====
Real estate owned.........................................   $  44      $ 210
                                                             =====      =====
Total non-performing assets...............................   $ 273      $ 635
                                                              ====      =====
Total non-accrual loans to net loans......................    0.38%      1.19%
                                                             =====      =====
Total non-accrual and accrual loans to total assets.......    0.38%      0.73%
                                                             =====      =====
Total non-performing assets to total assets...............    0.45%      1.09%
                                                             =====      =====

         Classified Assets. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of a potential weakness that does not currently warrant classification.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful or to cover risks of lending in general may be included as part of an institution's regulatory capital, while specific allowances generally do not qualify as regulatory capital.

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                        At September 30, 2000
                                        ---------------------
                                           (In Thousands)

Special Mention..................               $ 292
Substandard......................                 211
Doubtful.........................                   -
Loss.............................                   -
                                                -----
Total............................               $ 503
                                                =====

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                                             Year Ended
                                                                                            September 30,
                                                                                     --------------------------
                                                                                      2000                1999
                                                                                     ------              ------
                                                                                       (Dollars in thousands)
Total loans outstanding(1)...............................................            $40,775             $35,920
                                                                                     =======             =======
Average loans outstanding................................................            $39,526             $31,818
                                                                                     =======             =======
Allowance balances (at beginning of period)..............................                175                 279
Provisions...............................................................                 47                  21
Charge offs:
  1-4 family.............................................................                  1                 122
  Commercial real estate.................................................                  -                   -
  Consumer...............................................................                  -                   6
Recoveries:
  1-4 family.............................................................                  8                   -
  Consumer...............................................................                  -                   3
                                                                                     -------             -------
Allowance balance (at end of period).....................................            $   229             $   175
                                                                                     =======             =======
Allowance for loan losses as a percent of total loans outstanding........              0.56%               0.49%
                                                                                     =======             =======
Net loans charged off as a percentage of average loans outstanding.......             (.02)%               0.39%
                                                                                     =======             =======

--------------
(1)      Excludes allowance for loan losses.

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                            At September 30,
                                 ---------------------------------------------------------------
                                                2000                        1999
                                 -------------------------------    ----------------------------
                                                Percent of Loans             Percent of Loans
                                                in Each Category             in Each Category
                                       Amount    to Total Loans     Amount    to Total Loans
                                       ------    --------------     ------    --------------
                                                      (Dollars in thousands)
1-4 family real estate (1).....         $157          85.98%         $127             88.67%
Construction...................           12           5.24             2              2.07
Commercial real estate.........           26           6.32            26              7.09
Consumer and commercial........           13           2.46             7              2.17
Unallocated....................           21              -            13                 -
                                        ----         ------          ----            ------
  Total........................         $229         100.00%         $175            100.00%
                                        ====         ======          ====            ======


----------------------
(1)      Includes home equity loans.

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage - backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2000, Registrant had securities (including mortgage-backed securities) classified as "held to maturity" and "available for sale" in the amount of $13.6 million and $29,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Registrant. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage- backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage- backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk
associated  with   conventional   mortgage-backed   securities   resulting  from
unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

     Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated.


                                                           At September 30,
                                                       ----------------------
                                                         2000          1999
                                                       -------        -------
                                                             (In thousands)
Investment securities held to maturity:
  U.S. government and agency securities............    $ 6,538        $ 6,782
  Corporate debt instruments (1)...................      1,872          2,875
                                                       -------        -------
Total investment securities held to maturity.......      8,410          9,657
                                                       -------        -------
Mortgage-backed securities held to maturity (2)....      5,183          6,294
                                                       -------        -------
Investment securities available for sale...........         29             24
                                                       -------        -------
Total investments..................................    $13,622        $15,975
                                                       =======        =======
---------------------------
(1) Consists of various corporate debt securities with "A" or above investment grades.
(2) Includes CMO balances of $2,089 and $2,232 at September 30, 2000 and 1999, respectively.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2000.

                                                               As of September 30, 2000 (1)
                     ---------------------------------------------------------------------------------------------------------
                     One Year or Less   One to Five Years  Five to Ten Years  More Than Ten Years  Total Investment Securities
                     ----------------   -----------------  -----------------  -------------------  ---------------------------
                     Carrying Average   Carrying  Average  Carrying Average   Carrying  Average   Carrying  Average    Market
                       Value   Yield      Value    Yield     Value   Yield      Value    Yield     Value     Yield     Value
                       -----   -----      -----    -----     -----   -----      -----    -----     -----     -----     -----
                                                                    (Dollars in thousands)
Investment
securities
held to
maturity
  U.S. government
    and agency
    securities.......  $ 250   5.33%    $4,050     6.16%    $1,949    6.09%     $  289    8.36%   $ 6,538      6.21%  $ 6,392
  Corporate
    debt
    instruments......    552   5.89      1,320     5.70          -       -           -        -     1,872      5.75     1,845
Mortgage-backed
   securities
   held to
   maturity..........      -      -        490     6.35      1,162    6.89       3,531     6.39     5,183      6.50     5,106
                       -----            ------              ------              ------             ------             -------

  Total..............  $ 802   5.71%    $5,860     6.07%    $3,111    6.39%     $3,820    6.54%   $13,593      6.26%  $13,343
                       =====            ======              ======              ======            =======             =======

(1) The table does not include FNMA stock, which is classified as investment securities available for sale. See "-- Investment Portfolio."

Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. The Registrant also derives funds from the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2000, the Registrant had no brokered accounts.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000.


                                                        Jumbo
                                                    Certificates
Maturity Period                                      of Deposit
---------------                                     ------------
                                                   (In thousands)
Within three months.............................        $2,502
Over three months through six months............             -
Over six months through twelve months...........         1,020
Over twelve months..............................           625
                                                        ------
                                                        $4,147
                                                        ======

Borrowings

         The Registrant may obtain advances from the Federal Home Loan Bank of New York ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB and a portion of the Registrant's mortgage loan portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2000, there were no outstanding borrowings with the FHLB.

         The following table sets forth the maximum month-end balance and the average balance of short- term FHLB advances for the periods indicated.

                                                            During the
                                                     Year Ended September 30,
                                                     ------------------------
                                                       2000             1999
                                                     -------          -------
                                                        (Dollars in thousands)
  Average balance outstanding.................       $   834          $   522
  Maximum balance at end of any month.........         2,500            2,125
  Balance outstanding end of period...........             -            2,125
  Weighted average rate during period.........          6.18%            7.57%
  Weighted average rate at end of period .....             -%            5.75%

Personnel

         As of September 30, 2000, the Registrant had 19 full-time and 15 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation and Supervision

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank, the Company and the Mutual Holding Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         Financial Modernization Legislation. On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "GLB Act"), which repealed the prohibitions against bank affiliations with securities and insurance firms. The GLB Act authorizes qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines financial in nature to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities, and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         In addition, the GLB Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, requires financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The federal financial regulators have promulgated final regulations implementing these provisions, which will become effective July 1, 2001.

Regulation of the Bank

     General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending
activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The OTS regularly examines the Bank and prepares reports for consideration by the Bank's Board of Directors on deficiencies, if any, found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank, the Company, the Mutual Holding Company, and their operations.

         Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks, state savings banks and some federal savings banks, and the SAIF for savings associations, are maintained and administered by the FDIC. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has under certain circumstances, authority to initiate enforcement actions against federally insured savings institutions to safeguard safety and soundness and the deposit insurance fund.

         Assessments. For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for SAIF-member institutions for 2000 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to .27% of insured deposits for institutions in the worst risk assessment classification. The insurance assessment rate for most SAIF-member institutions is currently 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0202% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) Tier 1, or "core," capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk- weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses (up to a maximum of 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings associations is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, which would otherwise be permitted by the regulation, the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2000, the Bank was in compliance with its QTL requirement.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 2000, the Bank's required liquid asset ratio was 4% and the Bank's liquidity ratio for the quarter ended September 30, 2000 was 32.14%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2000, the Bank was in compliance with these requirements.

Regulation of the Company and the Mutual Holding Company

         The Company and the Mutual Holding Company are savings and loan holding companies subject to regulation and supervision by the OTS. As such, the Company and the Mutual Holding Company are required to file annual and quarterly reports with the OTS and are subject to periodic examination by the OTS. In addition, the OTS has enforcement authority over the Company, the Mutual Holding Company, and any non-savings institution subsidiaries. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Under the Home Owner's Loan Act (the "HOLA") and OTS regulations, the Company and the Mutual Holding company must obtain the prior approval of the OTS before they may acquire control of another savings association or savings and loan holding company or before acquiring another such association or holding company through merger. In addition, the Company and the Mutual Holding Company must file a notice, or in certain cases an application, with the OTS before engaging in nonbanking activities or acquiring nonbanking companies. The business activities of the Company, the Mutual Holding Company and their nonbanking subsidiaries are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act or authorized for financial holding companies pursuant to the GLB Act.

Item 2.  Description of Property
--------------------------------

     (a) Properties

         Currently, the Registrant operates from its main office and two branch offices in Roebling and New Egypt, New Jersey. The Registrant owns these facilities. In addition, a loan center office which is leased, was opened in Roebling during the fiscal year. The total net book value of the Registrant's investment in premises and equipment at September 30, 2000 was $1,090,000, net of depreciation of $466,000.

     (b) Investment Policies. See "Item 1. Description of Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

                  (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank."

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank."

     (c) Description of Real Estate and Operating Data. Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended September 30, 2000 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

         (b)      Security Ownership of Management
                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13.  Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated statements of financial condition of Roebling Financial Corp, Inc. and Subsidiary as of September 30, 2000 and 1999 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years ended September 30, 2000, together with the related notes and the independent auditor's report of Fontanella and Babitts independent Certified Public Accountants.

                  2.       Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)      List of Exhibits:

                                    3.1   Federal Stock Charter*
                                    3.2   Bylaws*
                                    4.0   Form of Stock Certificate*
                                   10.2   Directors' Retirement Plan**
                                   10.3   Stock Option Plan*
                                   10.4   Restricted Stock Plan*
                                   13.0   Portions of the 2000 Annual Report to Shareholders
                                   27     Financial Data Schedule (electronic filing only)

                           (b)      Reports on Form 8-K

                                    None.


* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.

** Incorporated herein by reference the Form 8-K/A filed with the Commission on February 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 26, 2000.


                       ROEBLING FINANCIAL CORP, INC.


                       By:   /s/John F. Ferry
                             ---------------------------------------------------
                             John F. Ferry
                             Chief Executive Officer and Chairman of the Board (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 26, 2000.



/s/John F. Ferry                                   /s/Robert P. Hawkins, Jr.
----------------------------------------------     -----------------------------
John F. Ferry                                      Robert P. Hawkins, Jr.
Chief Executive Officer and                        President of the Bank
Chairman of the Board


/s/John Y. Leacott                                 /s/George Nyikita
----------------------------------------------     -----------------------------
John Y. Leacott                                    George Nyikita
Chief Financial Operating Officer and Treasurer    Director
(Principal Financial and Accounting Officer)


/s/Mark V. Dimon                                   /s/Robert R. Semptimphelter, Sr.
----------------------------------------------     -----------------------------
Mark V. Dimon                                      Robert R. Semptimphelter, Sr.
Director                                           Director


/s/Joan K. Geary                                   /s/John A. LaVecchia
----------------------------------------------     -----------------------------
Joan K. Geary                                      John A. LaVecchia
Director and Secretary                             Director
