Form 10QSB
period 2000-12-31
ROEBLING FINANCIAL CORP INC
filed 2001-02-06
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ---------------

                         Commission file number 0-29257

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New Jersey                                        22-3709698
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. employer identification no.)
incorporation or organization)

Route 130 and Delaware Avenue, Roebling New Jersey                   08554
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (609) 499-0355
                                                    -----------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 1, 2001

           Class                               Outstanding
---------------------------                 ----------------
$.10 par value common stock                  425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Financial Statements and Notes Thereto                            1 - 5
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6 - 7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   8
Item 2.  Changes in Securities                                               8
Item 3.  Defaults upon Senior Securities                                     8
Item 4.  Submission of Matters to a Vote of Security Holders                 8
Item 5.  Other Materially Important Events                                   8
Item 6.  Exhibits and Reports on Form 8-K                                    8

SIGNATURES                                                                   9

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

                                                                   December 31,         September 30,
                                                                       2000                 2000
                                                                 ------------------   ------------------
                                                                              (Unaudited)
Assets

Cash and due from banks                                                     $2,017               $2,774
Interest bearing deposits                                                      305                  799
                                                                 ------------------   ------------------
     Total cash and cash equivalents                                         2,322                3,573

Certificates of deposit                                                        300                  300
Securities available for sale                                                   35                   29
Securities held to maturity                                                  8,158                8,410
Mortgage-backed and related securities held to maturity, net                 4,945                5,184
Loans receivable, net                                                       41,729               40,546
Real estate owned                                                               51                   44
Accrued interest receivable                                                    442                  394
Federal Home Loan Bank of New York stock, at cost                              388                  388
Premises and equipment                                                       1,078                1,089
Other assets                                                                    15                   89
                                                                 ------------------   ------------------
     Total assets                                                          $59,463              $60,046
                                                                 ==================   ==================

Liabilities and Stockholders' Equity

Liabilities
Deposits                                                                   $53,022              $53,471
Advances from borrowers for taxes and insurance                                427                  444
Accrued interest payable                                                        46                   40
Other liabilities                                                              368                  604
                                                                 ------------------   ------------------
     Total liabilities                                                      53,863               54,559
                                                                 ------------------   ------------------
Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                                    -                    -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                                43                   43
Additional paid-in-capital                                                   1,658                1,657
Unallocated employee stock ownership plan shares                              (106)                (110)
Retained earnings - substantially restricted                                 3,985                3,881
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                                  20                   16
                                                                 ------------------   ------------------
     Total stockholders' equity                                              5,600                5,487
                                                                 ------------------   ------------------
     Total liabilities and stockholders' equity                            $59,463              $60,046
                                                                 ==================   ==================

See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                          For the Three Months Ended
                                                                                  December 31,
                                                                 -----------------------------------------------
                                                                         2000                     1999
                                                                 ---------------------    ----------------------
Interest income:
   Loans receivable                                                              $838                      $714
   Securities held to maturity                                                    127                       153
   Mortgage-backed and related securities held to maturity                         84                        81
   Other interest earning assets                                                   44                        20
                                                                 ---------------------    ----------------------
        Total interest income                                                   1,093                       968
                                                                 ---------------------    ----------------------

Interest expense:
   Deposits                                                                       432                       355
   Borrowed funds                                                                   1                        11
                                                                 ---------------------    ----------------------
        Total interest expense                                                    433                       366
                                                                 ---------------------    ----------------------

Net interest income before provision for loan losses                              660                       602
Provision for loan losses                                                          24                         7
                                                                 ---------------------    ----------------------
        Net interest income after provision for loan losses                       636                       595
                                                                 ---------------------    ----------------------

Non-interest income:
   Loan service charges and late charges                                           16                        20
   Account servicing and other                                                     79                        77
                                                                 ---------------------    ----------------------
        Total non-interest income                                                  95                        97
                                                                 ---------------------    ----------------------

Non-interest expense:
   Compensation and benefits                                                      302                       282
   Occupany and equipment                                                          50                        43
   Service bureau and data processing                                              75                        72
   Federal insurance premiums                                                       3                         7
   Other expense                                                                  130                       122
                                                                 ---------------------    ----------------------
        Total non-interest expense                                                560                       526
                                                                 ---------------------    ----------------------

        Income before provision for income taxes                                  171                       166
Provision for income taxes                                                         67                        65
                                                                 ---------------------    ----------------------
        Net income                                                                104                       101

Other comprehensive income, net of tax:
   Unrealized gain on securities available for sale, net of tax                     4                         -
                                                                 ---------------------    ----------------------
Comprehensive income                                                             $108                      $101
                                                                 =====================    ======================

Basic earnings per share                                                        $0.25                     $0.24
Diluted earnings per share                                                      $0.25                     $0.24

See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                      Accumulated
                                                     Additional                                          Other
                                      Common           Paid-in        Unallocated     Retained       Comprehensive
                                       Stock           Capital        ESOP Shares     Earnings          Income           Total
                                   --------------  ----------------  -------------- --------------  ----------------  ------------

Balance at September 30, 2000                $43            $1,657           ($110)        $3,881               $16        $5,487

Net income for the three months
  ended December 31, 2000                      -                 -               -            104                 -           104

Change in unrealized gain on
  securities available for sale,
  net of income taxes                          -                 -               -              -                 4             4

Amortization of ESOP shares                    -                 1               4              -                 -             5
                                   --------------  ----------------  -------------- --------------  ----------------  ------------
Balance at December 31, 2000                 $43            $1,658           ($106)        $3,985               $20        $5,600
                                   ==============  ================  ============== ==============  ================  ============


See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                             For the Three Months Ended
                                                                                    December 31,
                                                                      ---------------------------------------
                                                                            2000                 1999
                                                                      ------------------   ------------------
Cash flows from operating activities:
   Net income                                                                      $104                 $101
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                                18                   16
         Amortization of premiums and discounts on investment securities
           held to maturity, net                                                      2                    5
         Amortization of premiums and discounts on mortgage-backed                    2                    3
           securities, net
         Amortization of deferred loan fees and costs, net                            7                   12
         Provision for loan losses                                                   24                    7
         Decrease (increase) in other assets                                         74                 (128)
         Increase in accrued interest receivable                                    (48)                  (8)
         Increase  (decrease) in accrued interest payable                             6                   (7)
         (Decrease) increase in other liabilities                                  (238)                  83
         Amortization of ESOP shares                                                  5                    5
                                                                      ------------------   ------------------
                   Net cash (used in) provided by operating activities              (44)                  89
                                                                      ------------------   ------------------
Cash flows from investing activities:
    Net decrease in Federal Home Loan Bank term deposits                              -                  250
    Proceeds from maturities of securities held to maturity                         250                  400
    Proceeds from principal repayments of mortgage-backed securities                237                  333
    Loan originations, net of principal repayments                               (1,214)              (2,150)
    Additions to real estate owned                                                   (7)                   -
    Proceeds from sale of real estate owned                                           -                   94
    Purchase of premises and equipment                                               (7)                   -
                                                                      ------------------   ------------------
                   Net cash used in investing activities                           (741)              (1,073)
                                                                      ------------------   ------------------
Cash flows from financing activities:
    Net (decrease) increase in deposits                                            (449)                 856
    Net decrease in short-term borrowed funds                                         -                 (904)
    (Decrease) increase in advance payments by borrowers for taxes
       and insurance                                                                (17)                  35
                                                                      ------------------   ------------------
                   Net cash used in financing activities                           (466)                 (13)
                                                                      ------------------   ------------------

    Net decrease in cash and cash equivalents                                    (1,251)                (997)
    Cash and cash equivalents at beginning of period                              3,573                3,573
                                                                      ------------------   ------------------
    Cash and cash equivalents at end of period                                   $2,322               $2,576
                                                                      ==================   ==================

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                     427                  458
        Income taxes                                                                227                   23

See notes to unaudited financial statements.

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

The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results to be expected for the year ending September 30, 2001, or any other future period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000 included in the Company's Annual Report on form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares outstanding do not include shares of Company Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") and unallocated during the period ended December 31, 2000, in accordance with SOP 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In connection with the Reorganization, the Bank formed an ESOP. The ESOP covers employees who have completed at least 1,000 hours of service during a twelve-month period and have attained the age of 21. The ESOP borrowed $156,800 from an independent third party lender to fund the purchase of l5,680 or 8.0%, of the shares of Bank common stock sold in the minority stock offering. The loan to the ESOP was repaid to the independent third party lender on February 24, 2000 by Roebling Financial Corp, Inc., who presently holds the loan on its books. The Bank is making principal only payments to the Financial Corp. sufficient to service the debt over the original ten-year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense related to the ESOP for the three months ended December 31, 2000, was $5,323.

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

Overview

         For the three months ended December 31, 2000, the Company reported net income of $104,000, or $.25 per diluted share, from $101,000, or $.24 per diluted share, for the same period in 1999.

Results of Operations

         Net Interest Income. For the three-month period ended December 31, 2000, the Company reported net interest income before provision for loan losses of $660,000, which represents an increase of $58,000 or 10% over the same period in 1999. The increase is primarily due to greater interest income on the loan portfolio of approximately $124,000, offset by a $67,000 increase in interest expense on deposits and borrowings.

         The average yield on investments for the three-month period ended December 31, 2000, was 6.62% compared to 6.09% for the same period of 1999. The average balance of all investments decreased $1.3 million to a quarterly average of $15.4 million for the three-month period ended December 31, 2000, from $16.7 million for the same period of 1999. The yield on the loan portfolio increased to 8.16% for the three-month period ended December 31, 2000, compared to 7.58% for the same three-month period of 1999. The cost of interest-bearing liabilities increased to 3.76% for the three-month period ended December 31, 2000, compared to 3.36% for the same three-month period of 1999. This was primarily due to the increased costs of the certificate of deposit portfolio in a time period of rising interest rates.

         Provision for Loan Losses. The provision for loan losses was $24,000 for the three month period ended December 31, 2000, compared to $7,000 for the same period in 1999. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Expense. Total non-interest expense for the three-month period ended December 31, 2000, was $560,000, compared to $526,000 for the same period in 1999. While virtually all expenses increased during the current three-month period, compensation and benefits was the most significant. Increases in compensation and benefits for the current year three-month period are primarily the result of the addition of a Chief Operating Officer to the management team. Effective January 2000, federal insurance premium assessments were decreased.

Liquidity and Regulatory Capital Compliance

         On December 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                      Amount           Percent
                                                      ------           -------

Tangible capital                                      $5,428             9.13%
Tangible capital requirement                             892             1.50%
                                                      ------            -----
Excess over requirement                               $4,536             7.63%
                                                      ======            =====

Core capital                                          $5,428             9.13%
Core capital requirement                               2,379             4.00%
                                                      ------            -----
Excess over requirement                               $3,049             5.13%
                                                      ======            =====

Risk based capital                                    $5,680            15.75%
Risk based capital requirement                         2,885             8.00%
                                                      ------            -----
Excess over requirement                               $2,795             7.75%
                                                      ======            =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2000, the Bank had outstanding mortgage commitments to fund loans of $860,000. At December 31, 2000, there were commitments on unused lines of credit of $4.4 million. Certificates of deposit scheduled to mature in one year or less as of December 31, 2000, totaled $15.4 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

                                            At or for Three Months Ended
                                                     December 31,

                                              2000(1)            1999(1)
                                             ---------          ---------

Earnings per common share (2):
    Basic                                    $   0.25           $   0.24
    Diluted                                  $   0.25           $   0.24
Return on average assets (1)                      .69%              0.69%
Return on average equity (1)                     7.49%              8.09%
Interest rate spread (1)                         3.98%              3.76%
Net interest margin (1)                          4.67%              4.39%
Non-interest expense to average assets (1)       3.75%              3.60%
Non-performing assets to total assets             .42%               .71%
Non-performing loans to total loans               .48%              1.12%

                                                     At December 31,
                                                 2000               1999
                                             ---------          ---------

Tangible book value per share (3)            $  13.16           $  11.87

-------------------
(1)  The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended December 31, 2000, was 414,524 basic and 416,024 diluted. The average number of shares outstanding during the three months ended December 31, 1999, was 413,152 basic and 421,874 diluted.
(3) The average number of shares outstanding during the three months ended December 31, 2000 was 425,500

                          ROEBLING FINANCIAL CORP, INC.

                                     Part II


ITEM 1.           LEGAL PROCEEDINGS

                  There are various claims and lawsuits in which the company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  3(a)     List of Exhibits:

                           3.1      Federal Stock Charter*
                           3.2      Bylaws*
                           4.0      Form of Stock Certificate*
                          10.2      Directors' Retirement Plan**
                          10.3      Stock Option Plan*
                          10.4      Restricted Stock Plan*

------------------
     * Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.
     ** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ROEBLING FINANCIAL CORP, INC.


Date:  February 6, 2001         By: /s/Robert P. Hawkins, Jr.
                                    --------------------------------------------
                                    Robert P. Hawkins, Jr.
                                    President  and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  February 6, 2001         By: /s/John Y. Leacott
                                    --------------------------------------------
                                    John Y. Leacott
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting Officer)