Form 10QSB
period 2001-03-31
ROEBLING FINANCIAL CORP INC
filed 2001-05-07
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2001
                               -------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     -------------------

                         Commission file number 0-29257
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New Jersey                                            22-3709698
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation           (I.R.S. employer
or organization)                                       identification no.)

Route 130 and Delaware Avenue, Roebling New Jersey          08554
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (609) 499-0355
                                                    -----------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 4, 2001

           Class                                                 Outstanding
---------------------------                                  -------------------
$.10 par value common stock                                     425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Financial Statements and Notes Thereto                            1 - 6
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7 - 9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10
Item 2.  Changes in Securities                                                10
Item 3.  Defaults upon Senior Securities                                      10
Item 4.  Submission of Matters to a Vote of Security Holders                  10
Item 5.  Other Materially Important Events                                    10
Item 6.  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    11

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

                                                                     March 31,  September 30,
                                                                       2001         2000
                                                                    ---------   -------------
                                                                         (Unaudited)
Assets
Cash and due from banks                                              $  2,700    $  2,774
Interest bearing deposits                                               4,116         799
                                                                     --------    --------
     Total cash and cash equivalents                                    6,816       3,573

Certificates of deposit                                                   300         300
Securities available for sale                                             282          29
Securities held to maturity                                             5,156       8,410
Mortgage-backed and related securities held to maturity, net            4,659       5,184
Loans receivable, net                                                  41,735      40,546
Real estate owned                                                          31          44
Accrued interest receivable                                               366         394
Federal Home Loan Bank of New York stock, at cost                         388         388
Premises and equipment                                                  1,067       1,089
Other assets                                                              103          89
                                                                     --------    --------
     Total assets                                                    $ 60,903    $ 60,046
                                                                     ========    ========
Liabilities and Stockholders' Equity

Liabilities
Deposits                                                             $ 54,366    $ 53,471
Advances from borrowers for taxes and insurance                           424         444
Accrued interest payable                                                   58          40
Other liabilities                                                         358         604
                                                                     --------    --------
     Total liabilities                                                 55,206      54,559
                                                                     --------    --------
Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                               -           -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                           43          43
Additional paid-in-capital                                              1,660       1,657
Unallocated employee stock ownership plan shares                         (102)       (110)
Retained earnings - substantially restricted                            4,078       3,881
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                             18          16
                                                                     --------    --------
     Total stockholders' equity                                         5,697       5,487
                                                                     --------    --------
     Total liabilities and stockholders' equity                      $ 60,903    $ 60,046
                                                                     ========    ========

See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                    For the Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                           2001       2000
                                                                         -------    -------
Interest income:
   Loans receivable ..................................................   $   843    $   766
   Investment securities .............................................       105        136
   Mortgage-backed and related securities ............................        78         87
   Other interest-earning assets .....................................        34         12
                                                                         -------    -------
        Total interest income ........................................     1,060      1,001
                                                                         -------    -------

Interest expense:
   Deposits ..........................................................       419        354
   Borrowed funds ....................................................         8         20
                                                                         -------    -------
        Total interest expense .......................................       427        374
                                                                         -------    -------

Net interest income before provision for loan losses .................       633        627
Provision for loan losses ............................................        24          9
                                                                         -------    -------
        Net interest income after provision for loan losses ..........       609        618
                                                                         -------    -------

Non-interest income:
   Loan service charges and late charges .............................        14         15
   Account servicing and other .......................................        81         80
                                                                         -------    -------
        Total non-interest income ....................................        95         95
                                                                         -------    -------

Non-interest expense:
   Compensation and benefits .........................................       305        272
   Occupany and equipment ............................................        56         47
   Service bureau and data processing ................................        74         69
   Federal insurance premiums ........................................         3          4
   Other expense .....................................................       113        102
                                                                         -------    -------
        Total non-interest expense ...................................       551        494
                                                                         -------    -------

        Income before provision for income taxes .....................       153        219
Provision for income taxes ...........................................        60         84
                                                                         -------    -------
        Net income ...................................................        93        135

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax        (2)        (2)
                                                                         -------    -------
Comprehensive income .................................................   $    91    $   133
                                                                         =======    =======

Basic earnings per share .............................................   $  0.22    $  0.33
Diluted earnings per share ...........................................   $  0.22    $  0.33


See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                    For the Six Months Ended
                                                                             March 31,
                                                                    ------------------------
                                                                            2001      2000
                                                                         -------   -------
Interest income:
   Loans receivable                                                      $ 1,681   $ 1,479
   Investment securities                                                     232       289
   Mortgage-backed and related securities                                    162       168
   Other interest-earning assets                                              78        32
                                                                         -------   -------
        Total interest income                                              2,153     1,968
                                                                         -------   -------
Interest expense:
   Deposits                                                                  852       709
   Borrowed funds                                                              8        30
                                                                         -------   -------
        Total interest expense                                               860       739
                                                                         -------   -------

Net interest income before provision for loan losses                       1,293     1,229
Provision for loan losses                                                     48        16
                                                                         -------   -------
        Net interest income after provision for loan losses                1,245     1,213
                                                                         -------   -------
Non-interest income:
   Loan service charges and late charges                                      29        31
   Account servicing and other                                               161       160
                                                                         -------   -------
        Total non-interest income                                            190       191
                                                                         -------   -------

Non-interest expense:
   Compensation and benefits                                                 607       554
   Occupany and equipment                                                    107        90
   Service bureau and data processing                                        149       141
   Federal insurance premiums                                                  5        11
   Other expense                                                             243       224
                                                                         -------   -------
        Total non-interest expense                                         1,111     1,020
                                                                         -------   -------

        Income before provision for income taxes                             324       384
Provision for income taxes                                                   127       148
                                                                         -------   -------
        Net income                                                           197       236

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax         2        (2)
                                                                         -------   -------
Comprehensive income                                                     $   199   $   234
                                                                         =======   =======

Basic earnings per share                                                 $  0.47   $  0.57
Fully diluted earnings per share                                         $  0.47   $  0.56

See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                         Accumulated
                                               Additional                                   Other
                                   Common       Paid-in     Unallocated     Retained     Comprehensive
                                    Stock       Capital     ESOP Shares     Earnings        Income         Total
                                    -----       -------     -----------     --------        ------         -----

Balance at September 30, 2000      $   43        $1,657        ($ 110)        $3,881        $   16        $5,487

Net income for the six months
  ended March 31, 2001                  -             -             -            197             -           197

Change in unrealized gain on
  securities available for sale,
  net of income taxes                   -             -             -              -             2             2

Amortization of ESOP shares             -             3             8              -             -            11
                                   ------        ------        ------         ------        ------        ------
Balance at March 31, 2001          $   43        $1,660        ($ 102)        $4,078        $   18        $5,697
                                   ======        ======        ======         ======        ======        ======

See notes to unaudited financial statements.

ROEBLING FINANCIAL CORP, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)


                                                                      For the Six Months Ended
                                                                              March 31,
                                                                      ------------------------
                                                                           2001       2000
                                                                         -------    -------
Cash flows from operating activities:
   Net income                                                            $   197    $   236
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                         36         35
         Amortization of premiums and discounts, net                           8         27
         Amortization of deferred loan fees and costs, net                    11          -
         Provision for loan losses                                            48         16
         Increase in other assets                                            (14)       (86)
         Decrease (increase) in accrued interest receivable                   28         (9)
         Increase  (decrease) in accrued interest payable                     18        (10)
         (Decrease) increase in other liabilities                           (247)        98
         Amortization of ESOP shares                                          11         10
                                                                         -------    -------
                   Net cash provided by operating activities                  96        317
                                                                         -------    -------

Cash flows from investing activities:
    Net decrease in Federal Home Loan Bank term deposits                       -        250
    Purchase of securities available for sale                               (250)         -
    Proceeds from maturities of securities held to maturity                3,250        873
    Proceeds from principal repayments of mortgage-backed securities         520        624
    Loan originations, net of principal repayments                        (1,248)    (4,149)
    Proceeds from sale of real estate owned                                   13        195
    Purchase of Federal Home Loan Bank Stock                                   -        (94)
    Purchase of premises and equipment                                       (13)       (35)
                                                                         -------    -------
                   Net cash provided by (used in) investing activities     2,272     (2,336)
                                                                         -------    -------

Cash flows from financing activities:
    Net increase in deposits                                                 895        673
    Net increase in short-term borrowed funds                                  -         75
    (Decrease) increase in advance payments by borrowers for taxes
       and insurance                                                         (20)        53
                                                                         -------    -------
                   Net cash provided by financing activities                 875        801
                                                                         -------    -------

    Net increase (decrease) in cash and cash equivalents                   3,243     (1,218)
    Cash and cash equivalents at beginning of period                       3,573      3,573
                                                                         -------    -------
    Cash and cash equivalents at end of period                           $ 6,816    $ 2,355
                                                                         =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                              842        749
        Income taxes                                                         391         70

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

The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2001, or any other future period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000 included in the Company's Annual Report on form 10-KSB.

Certain amounts for the three and six months ended March 31, 2000 have been reclassified to conform to the current period presentation.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares outstanding do not include shares of Company Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") and unallocated during the period ended March 31, 2001, in accordance with SOP 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In connection with the Reorganization, the Bank formed an ESOP. The ESOP covers employees who have completed at least 1,000 hours of service during a twelve-month period and have attained the age of 21. The ESOP borrowed $156,800 from an independent third party lender to fund the purchase of l5,680 or 8.0%, of the shares of Bank common stock sold in the minority stock offering. The loan to the ESOP was repaid to the independent third party lender on February 24, 2000 by Roebling Financial Corp, Inc., who presently holds the loan on its books. The Bank is making principal only payments to the Financial Corp. sufficient to service the debt over the original ten-year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense related to the ESOP for the three and six months ended March 31, 2001, was $5,515 and $10,839, respectively.

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

Overview

         For the three months ended March 31, 2001, the Company reported net income of $93,000, or $.22 per diluted share, from $135,000, or $.33 per diluted share, for the same period in 2000. For the six months ended March 31, 2001, the Company reported net income of $197,000, or $.47 per diluted share, from $236,000, or $.56 per diluted share, for the same period in 2000.

Results of Operations

         Net Interest Income. For the three-month period ended March 31, 2001, the Company reported net interest income before provision for loan losses of $633,000, compared to $627,000 for the same period in 2000. For the six-month period ended March 31, 2001, the Company reported net interest income before provision for loan losses of $1,293,000, compared to $1,229,000 for the six months ended March 31, 2000. Increases in interest income on the loan portfolio exceeded increases in interest expense on deposits.

         The average yield on investments for the three-month period ended March 31, 2001, was 6.26% compared to 6.11% for the same period of 2000. The yield on the loan portfolio increased to 8.13% for the three-month period ended March 31, 2001, compared to 7.67% for the same three-month period of 2000. The cost of interest-bearing liabilities increased to 3.79% for the three-month period ended March 31, 2001, compared to 3.41% for the same three-month period of 2000. The net interest spread remained virtually unchanged at 3.87% for the three months ended March 31, 2001 compared to 3.83% for the same period in 2000, while the net interest margin increased slightly, to 4.55% from 4.46%. The net interest spread increased to 3.97% for the six months ended March 31, 2001 compared to 3.80% for the six months ended March 31, 2000, while the net interest margin increased to 4.65% from 4.43% for the same periods.

         Provision for Loan Losses. The provision for loan losses was $24,000 and $48,000, respectively, for the three and six-month periods ended March 31, 2001, compared to $9,000 and $16,000 for the same periods in 2000. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest  Expense.  Total  non-interest  expense  for the three and six-month periods ended March 31, 2001, was $551,000 and $1,111,000, respectively, compared to $494,000 and $1,020,000 for the same periods in 2000. While virtually all expenses increased during the current three and six-month periods, compensation and benefits was the most significant. Increases in compensation and benefits for the current year three and six-month periods are primarily the result of the addition of a Chief Operating Officer to the management team.

Liquidity and Regulatory Capital Compliance

         On March 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                 Amount     Percent
                                 ------     -------

Tangible capital                 $5,527       9.07%
Tangible capital requirement        914       1.50%
                                 ------      -----
Excess over requirement          $4,613       7.57%
                                 ======      =====

Core capital                     $5,527       9.07%
Core capital requirement          2,436       4.00%
                                 ------      -----
Excess over requirement          $3,091       5.07%
                                 ======      =====

Risk-based capital               $5,803      15.89%
Risk-based capital requirement    2,922       8.00%
                                 ------      -----
Excess over requirement          $2,881       7.89%
                                 ======      =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2001, the Bank had outstanding mortgage commitments to fund loans of $848,000, commitments on unused lines of credit of $4.3 million and loans in process balances of $583,000. At March 31, 2001, there were outstanding commitments to purchase investment securities for $500,000. Certificates of deposit scheduled to mature in one year or less as of March 31, 2001, totaled $16.3 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

                                           At or for the Three Months
                                                 Ended March 31,
                                                2001(1)   2000(1)
                                               --------  --------

Earnings per common share (2):
    Basic                                      $ 0.22    $ 0.33
    Diluted                                    $ 0.22    $ 0.33
Return on average assets (1)                      .63%     0.92%
Return on average equity (1)                     6.59%    10.63%
Interest rate spread (1)                         3.87%     3.83%
Net interest margin (1)                          4.55%     4.46%
Non-interest expense to average assets (1)       3.70%     3.35%
Non-performing assets to total assets             .40%      .69%
Non-performing loans to total loans               .51%     1.02%

                                                  At March 31,
                                                2001(1)   2000(1)
                                               --------  --------

Tangible book value per share (3)               $13.39    $12.19

------------------------
(1)      The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2001, was 414,916 basic and 416,916 diluted. The average number of shares outstanding during the three months ended March 31, 2000, was 413,544 basic and 415,233 diluted.
(3)      There were 425,500 shares outstanding as of March 31, 2001.

                                             For the Six Months Ended
                                                   March 31,
                                               2001(1)  2000(1)
                                               -------  -------

Earnings per common share (2):
    Basic                                      $ 0.47   $ 0.57
    Diluted                                    $ 0.47   $ 0.56
Return on average assets (1)                      .66%    0.80%
Return on average equity (1)                     7.03%    9.37%
Interest rate spread (1)                         3.97%    3.80%
Net interest margin (1)                          4.65%    4.43%
Non-interest expense to average assets (1)       3.72%    3.47%


---------------
(1)  The ratios for the six-month period presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2001, was 414,720 basic and 416,470 diluted. The average number of shares outstanding during the six months ended March 31, 2000, was 413,348 basic and 418,403 diluted.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 22, 2001 and the following matters were voted upon:

                  Proposal I - Election of Directors for terms to expire in 2004

                                    For              Withheld
                                    ---              --------
                  John J. Ferry     384,745          9,320
                  Mark V. Dimon     384,745          9,320

                  Proposal II - Ratification of Appointment of Accountants for the fiscal year ended September 30, 2001

                           For              Against           Abstain
                           ---              -------           -------
                           384,280          9,435             350

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


                                ROEBLING FINANCIAL CORP, INC.



Date:  May 7, 2001              By: /s/Robert P. Hawkins, Jr.
                                    --------------------------------------------
                                    Robert P. Hawkins, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  May 7, 2001              By:  /s/John Y. Leacott
                                     -------------------------------------------
                                      John Y. Leacott
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)