Form 10QSB
period 2001-06-30
ROEBLING FINANCIAL CORP INC
filed 2001-08-14
CIK 1104681

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------     --------------------

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 8, 2001

         Class                                          Outstanding
----------------------------                         ----------------
$.10 par value common stock                            425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto              1 - 6
Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7 - 9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10
Item 2.  Changes in Securities                                             10
Item 3.  Defaults upon Senior Securities                                   10
Item 4.  Submission of Matters to a Vote of Security Holders               10
Item 5.  Other Materially Important Events                                 10
Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands)
                                                    June 30,      September 30,
                                                      2001            2000
                                                  -------------   --------------
                                                            (Unaudited)
Assets

Cash and due from banks                                $ 2,559          $ 2,774
Interest-bearing deposits                                6,073              799
                                                       -------          -------
     Total cash and cash equivalents                     8,632            3,573

Certificates of deposit                                    300              300
Investment securities available for sale                 5,260               29
Invesment securities held to maturity                    7,347           13,594
Loans receivable, net                                   42,241           40,546
Real estate owned                                           26               44
Accrued interest receivable                                351              394
Federal Home Loan Bank of New York stock, at cost          388              388
Premises and equipment                                   1,050            1,089
Other assets                                               133               89
                                                       -------          -------
     Total assets                                      $65,728          $60,046
                                                       =======          =======

Liabilities and Stockholders' Equity

Liabilities
Deposits                                               $59,059          $53,471
Advances from borrowers for taxes and insurance            433              444
Accrued interest payable                                    45               40
Other liabilities                                          388              604
                                                       -------          -------
     Total liabilities                                  59,925           54,559
                                                       -------          -------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000
  shares authorized; none issued                            -                -
Common stock; $0.10 par value; 4,000,000
  shares authorized; 425,500 issued                         43               43
Additional paid-in-capital                               1,661            1,657
Unallocated employee stock ownership plan shares           (98)            (110)
Retained earnings - substantially restricted             4,171            3,881
Accumulated other comprehensive income -
  unrealized gain on securities available for
  sale, net of tax                                          26               16
                                                       -------          -------
     Total stockholders' equity                          5,803            5,487
                                                       -------          -------

     Total liabilities and stockholders' equity        $65,728          $60,046
                                                       =======          =======


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


(Unaudited)

(In Thousands)
                                                              For the Three Months Ended
                                                                       June 30,
                                                              ---------------------------
                                                               2001                2000
                                                              ------             --------
Interest income:
   Loans receivable                                             $818                $838
   Investment securities                                         163                 219
   Other interest-earning assets                                  78                  11
                                                              ------              ------
        Total interest income                                  1,059               1,068
                                                              ------              ------

Interest expense:
   Deposits                                                      436                 383
   Borrowed funds                                                  -                  20
                                                              ------              ------
        Total interest expense                                   436                 403
                                                              ------              ------

Net interest income before provision for loan losses             623                 665
Provision for loan losses                                         19                  13
                                                              ------              ------
        Net interest income after provision for loan losses      604                 652
                                                              ------              ------

Non-interest income:
   Loan service charges and late charges                          14                  12
   Gain on sale of loans                                           1                   -
   Account servicing and other                                    88                  78
                                                              ------              ------
        Total non-interest income                                103                  90
                                                              ------              ------

Non-interest expense:
   Compensation and benefits                                     300                 277
   Occupany and equipment                                         52                  49
   Service bureau and data processing                             75                  59
   Federal insurance premiums                                      2                   1
   Other expense                                                 124                 111
                                                              ------              ------
        Total non-interest expense                               553                 497
                                                              ------              ------

        Income before provision for income taxes                 154                 245
Provision for income taxes                                        61                  94
                                                              ------              ------
        Net income                                                93                 151

Other comprehensive income, net of tax:
   Unrealized gain on securities available for sale,
        net of tax                                                 7                   -
                                                              ------              ------
Comprehensive income                                            $100                $151
                                                              ======              ======

Basic earnings per share                                       $0.22               $0.37
Diluted earnings per share                                     $0.22               $0.36


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


(Unaudited)

(In Thousands)
                                                                 For the Nine Months Ended
                                                                         June 30,
                                                                ---------------------------
                                                                 2001                2000
                                                                ------             --------
Interest income:
   Loans receivable                                            $2,499               $2,318
   Investment securities                                          557                  675
   Other interest-earning assets                                  157                   43
                                                              -------              -------
        Total interest income                                   3,213                3,036
                                                              -------              -------

Interest expense:
   Deposits                                                     1,288                1,089
   Borrowed funds                                                   8                   50
                                                              -------              -------
        Total interest expense                                  1,296                1,139
                                                              -------              -------

Net interest income before provision for loan losses            1,917                1,897
Provision for loan losses                                          67                   28
                                                              -------              -------
        Net interest income after provision for loan losses     1,850                1,869
                                                              -------              -------

Non-interest income:
   Loan service charges and late charges                           44                   44
   Gain on sale of loans                                            1                    1
   Account servicing and other                                    248                  234
                                                              -------              -------
        Total non-interest income                                 293                  279
                                                              -------              -------

Non-interest expense:
   Compensation and benefits                                      907                  831
   Occupany and equipment                                         159                  139
   Service bureau and data processing                             223                  201
   Federal insurance premiums                                       8                   12
   Other expense                                                  367                  336
                                                              -------              -------
        Total non-interest expense                              1,664                1,519
                                                              -------              -------

        Income before provision for income taxes                  479                  629
Provision for income taxes                                        189                  242
                                                              -------              -------
        Net income                                                290                  387

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale,
          net of tax                                               10                   (2)
                                                              -------              -------
Comprehensive income                                             $300                 $385
                                                              =======              =======

Basic earnings per share                                        $0.70                $0.94
Fully diluted earnings per share                                $0.70                $0.93


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


(Unaudited)

(In Thousands)
                                                                                           Accumulated
                                                Additional                                    Other
                                     Common       Paid-in      Unallocated    Retained    Comprehensive
                                     Stock        Capital      ESOP Shares    Earnings        Income         Total
                                  -----------  ------------  ---------------  ---------   --------------  ----------

Balance at September 30, 2000         $43        $1,657          ($110)        $3,881           $16         $5,487

Net income for the nine months
  ended June 30, 2001                   -             -              -            290             -            290

Change in unrealized gain on
  securities available for sale,
  net of income taxes                   -             -              -              -            10             10

Amortization of ESOP shares             -             4             12              -             -             16
                                     ----       -------          -----        -------          ----         ------

Balance at June 30, 2001              $43        $1,661           ($98)        $4,171           $26         $5,803
                                     ====       =======          =====        =======          ====         ======


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


(Unaudited)

(In Thousands)
                                                                      For the Nine Months Ended
                                                                               June 30,
                                                                   ------------------------------
                                                                        2001             2000
                                                                   -------------    -------------
Cash flows from operating activities:
   Net income                                                           $290             $387
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                     55               52
         Amortization of premiums and discounts, net                      12               40
         Provision for loan losses                                        67               28
         Provision for losses on real estate owned                         5                -
         Gain on sale of loans                                            (1)              (1)
         (Increase) decrease  in other assets                            (44)              15
         Decrease (increase) in accrued interest receivable               43              (34)
         Increase (decrease) in accrued interest payable                   5               (7)
         (Decrease) increase in other liabilities                       (220)             186
         Amortization of ESOP shares                                      16               14
                                                                      ------           ------
                   Net cash provided by operating activities             228              680
                                                                      ------           ------
Cash flows from investing activities:
    Net decrease in Federal Home Loan Bank term deposits                   -              250
    Purchase of securities available for sale                         (5,466)               -
    Proceeds from payments and maturities of securities
       available for sale                                                250            1,225
    Proceeds from payments and maturities of securities
       held to maturity                                                6,235              816
    Loan originations, net of principal repayments                    (1,903)          (6,012)
    Proceeds from sale of loans                                          141              272
    Proceeds from sale of real estate owned                               13              216
    Purchase of Federal Home Loan Bank Stock                               -              (94)
    Purchase of premises and equipment                                   (16)             (58)
                                                                      ------           ------
                   Net cash used in investing activities                (746)          (3,385)
                                                                      ------           ------
Cash flows from financing activities:
    Net increase in deposits                                           5,588            3,609
    Net decrease in short-term borrowed funds                              -           (2,125)
    (Decrease) increase in advance payments by borrowers for
       taxes and insurance                                               (11)              18
                                                                      ------           ------
                   Net cash provided by financing activities           5,577            1,502
                                                                      ------           ------

    Net increase (decrease) in cash and cash equivalents               5,059           (1,203)
    Cash and cash equivalents at beginning of period                   3,573            3,573
                                                                      ------           ------
    Cash and cash equivalents at end of period                        $8,632           $2,370
                                                                      ======           ======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                       1,292            1,146
        Income taxes                                                    473              145

Supplemental Schedule of Noncash Investing Activities
    Transfer from loans receivable to real estate owned                   -               40


See notes to unaudited consolidated financial statements.

                  ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending September 30, 2001, or any other future period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2000 included in the Company's Annual Report on form 10-KSB.

Certain amounts for the three and nine months ended June 30, 2000 have been reclassified to conform to the current period presentation.

NOTE 2 - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares outstanding do not include shares of Company Common Stock purchased and held by the Bank's employee stock ownership plan ("ESOP") and unallocated during the period ended June 30, 2001, in accordance with SOP 93-6 "Employer's Accounting for Employee Stock Ownership Plans."

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

In connection with the conversion from mutual to stock form, the Bank formed an ESOP. The ESOP covers employees who have completed at least 1,000 hours of service during a twelve-month period and have attained the age of 21. The ESOP borrowed $156,800 from an independent third party lender to fund the purchase of l5,680 or 8.0%, of the shares of Bank common stock sold in the minority stock offering. The loan to the ESOP was repaid to the independent third party lender on February 24, 2000 by Roebling Financial Corp, Inc., which presently holds the loan on its books. The Bank is making principal only payments to the Financial Corp. sufficient to service the debt over the original ten-year period. Shares are released and allocated to the participants on the basis of a compensation formula. Compensation expense related to the ESOP for the three and nine months ended June 30, 2001, was $5,400 and $16,239, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, year 2000 issues and general economic conditions. Further information on these and other factors which could affect the Company's financial results can be found in the reports filed by the Company with the Securities and Exchange Commission, including its reports on forms 10-KSB and 10-QSB. Roebling Financial Corp, Inc. undertakes no obligation to publicly release the results of any revision to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank ("the Bank"). All references to the Company refer collectively to the Company and the Bank.

Overview

         For the three months ended June 30, 2001, the Company reported net income of $93,000, or $.22 per diluted share, from $151,000, or $.36 per diluted share, for the same period in 2000. For the nine months ended June 30, 2001, the Company reported net income of $290,000, or $.70 per diluted share, from $387,000, or $.93 per diluted share, for the same period in 2000.

Changes in Financial Condition

         Total assets increased by $5.7 million to $65.7 million at June 30, 2001, from $60.0 million at September 30, 2000. Cash and cash equivalents increased by $5.0 million, from $3.6 at September 30, 2000 to $8.6 million at June 30, 2001, reflecting cash proceeds from strong deposit growth and investment security calls. Investment securities held to maturity decreased by $6.3 million, from $13.6 million at September 30, 2000 to $7.3 million at June 30, 2001. $5 million of that decrease resulted as Agency Securities were called during a period of rapidly declining interest rates. Investment securities available for sale increased by $5.2 million, from $29,000 to $5.3 million in the same time period as a result of the reinvestment of cash. Deposits increased by $5.6 million to $59.1 million at June 30, 2001, from $53.5 million at September 30, 2000. This increase is primarily from the growth in the Bank's newest location, in New Egypt.

Results of Operations

         Net Interest Income. For the three-month period ended June 30, 2001, the Company reported net interest income before provision for loan losses of $623,000, compared to $665,000 for the same period in 2000. The Bank's net interest margin declined as rates on variable-rate, interest-earning assets decreased quickly during a period of rapidly declining interest rates. While the cost of funds is also declining, it will take a longer period of time to reprice the deposit base. For the nine-month period ended June 30, 2001, the Company reported net interest income before provision for loan losses of $1,917,000, compared to $1,897,000 for the nine months ended June 30, 2000.

         The average yield on investments for the three-month period ended June 30, 2001, was 5.44% compared to 6.14% for the same period of 2000. The yield on the loan portfolio decreased to 7.92% for the three-month period ended June 30, 2001, compared to 8.22% for the same three-month period of 2000. The cost of interest-bearing liabilities increased slightly to 3.61% for the three-month period ended June 30, 2001, compared to 3.58% for the same three-month period of 2000. The net interest spread decreased to 3.57% for the three months ended June 30, 2001 compared to 4.08% for the same period in 2000, while the net interest margin decreased to 4.24% from 4.77%. For the nine months ended June 30, 2001, the net interest spread decreased slightly to 3.84% compared to 3.95% for the nine months ended June 30, 2000, while the net interest margin decreased to 4.51% from 4.62% for the same period.

         Provision for Loan Losses. The provision for loan losses was $19,000 and $67,000, respectively, for the three and nine-month periods ended June 30, 2001, compared to $13,000 and $28,000 for the same periods in 2000. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Total non-interest income increased by $13,000 for the three-month period ended June 30, 2001, to $103,000, from $90,000 for the same period in 2000. Total non-interest income increased by $14,000 for the nine-month period ended June 30, 2001, to $293,000, from $279,000 for the same period in 2000. Increases in non-interest income were primarily related to increased ATM transaction fees.

         Non-interest Expense. Total non-interest expense for the three and nine-month periods ended June 30, 2001, was $553,000 and $1,664,000, respectively, compared to $497,000 and $1,519,000 for the same periods in 2000. While virtually all expenses increased during the current three and nine-month periods, compensation and benefits was the most significant. Increases in compensation and benefits for the current year three and nine-month periods are primarily the result of the addition of a Chief Operating Officer to the management team.

Liquidity and Regulatory Capital Compliance

         On June 30, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                       Amount         Percent
                                                       ------         -------

Tangible capital                                       $5,627           8.56%
Tangible capital requirement                              986           1.50%
                                                       ------           ----
Excess over requirement                                $4,641           7.06%
                                                       ======           ====

Core capital                                           $5,627           8.56%
Core capital requirement                                2,629           4.00%
                                                       ------           ----
Excess over requirement                                $2,998           4.56%
                                                       ======           ====

Risk-based capital                                     $5,918          15.44%
Risk-based capital requirement                          3,066           8.00%
                                                       ------          -----
Excess over requirement                                $2,852           7.44%
                                                       ======          =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2001, the Bank had outstanding mortgage commitments to fund loans of $672,000, commitments on unused lines of credit of $4.4 million and loans in process balances of $317,000. At June 30, 2001, there were outstanding commitments to purchase investment securities for $1,750,000. Certificates of deposit scheduled to mature in one year or less as of June 30, 2001, totaled $18.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios
                                                      At or for the Three Months
                                                            Ended June 30,
                                                       2001(1)       2000(1)
                                                       -------      --------

Earnings per common share (2):
    Basic                                               $0.22         $0.37
    Diluted                                             $0.22         $0.36
Return on average assets (1)                              .59%         1.01%
Return on average equity (1)                             6.49%        11.49%
Interest rate spread (1)                                 3.57%         4.08%
Net interest margin (1)                                  4.24%         4.77%
Non-interest expense to average assets (1)               3.47%         3.33%
Non-performing assets to total assets                     .29%          .47%
Non-performing loans to total loans                       .39%          .58%

                                                             At June 30,
                                                       2001            2000
                                                      ------          ------

Tangible book value per share (3)                     $13.64          $12.56

----------------
(1)  The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended June 30, 2001, was 415,210 basic and 417,460 diluted. The average number of shares outstanding during the three months ended June 30, 2000, was 413,936 basic and 416,470 diluted.
(3)  There were 425,500 shares outstanding as of June 30, 2001.


                                                       For the Nine Months Ended
                                                                 June 30,
                                                        2001(1)        2000(1)
                                                      ----------     -----------

Earnings per common share (2):
    Basic                                                $0.70         $0.94
    Diluted                                              $0.70         $0.93
Return on average assets (1)                               .63%          .87%
Return on average equity (1)                              6.85%        10.06%
Interest rate spread (1)                                  3.84%         3.95%
Net interest margin (1)                                   4.51%         4.62%
Non-interest expense to average assets (1)                3.62%         3.43%

----------------
(1)   The ratios for the nine-month period presented are annualized.
(2) The average number of shares outstanding during the nine months ended June 30, 2001, was 414,883 basic and 416,800 diluted. The average number of shares outstanding during the nine months ended June 30, 2000, was 413,544 basic and 417,759 diluted.

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

         Not applicable

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


                                    ROEBLING FINANCIAL CORP, INC.



Date:  August 14, 2001           By: /s/ Robert P. Hawkins, Jr.
                                     ----------------------------
                                     Robert P. Hawkins, Jr.
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:  August 14, 2001           By: /s/ John Y. Leacott
                                     ----------------------------
                                     John Y. Leacott
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)