Form 10KSB40
period 2001-09-30
ROEBLING FINANCIAL CORP INC
filed 2001-12-26
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   September 30, 2001
                                 ------------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to             .
                                    ------------    ------------

Commission File No. 0-29257

                          Roebling Financial Corp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

United States                                                   22-3709698
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

Route 130 and Delaware Avenue, Roebling New Jersey                08554
--------------------------------------------------                -----
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:                (609) 499-0355
                                                               --------------

Securities registered under to Section 12(b) of the Exchange Act:   None
                                                                    ----
Securities registered under to Section 12(g) of the Exchange Act:

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $4,706,709

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock at December 1, 2001, was $2.2 million.

         As of December 1, 2001, there were issued and outstanding 425,500 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                     ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2001. (Part II)
     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2001. (Part III)

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

General

         On January 31, 2000, Roebling Bank completed its reorganization and formed the Company as a stock holding company parent of the Bank. The former holders of the common stock of the Bank became stockholders of the Company and each outstanding share of common stock of the Bank was converted into shares of common stock of the Company on a one-for-one basis. The Company is majority owned by Roebling Financial Corp., MHC (the "Mutual Holding Company"). The mutual holding company is owned and controlled by the Bank's depositors and conducts no significant business of its own other than holding a majority of the Company's common stock.

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

                                                    At September 30,
                                        ----------------------------------------
                                                2001               2000
                                        ------------------  --------------------
                                            $         %         $           %
                                         -------    -----    -------      -----
                                                 (Dollars in thousands)
Type of Loans:
Real Estate:
  1-4 family...........................  $19,852     45.61%  $20,998      50.38%
  Construction and land................    1,948      4.47     2,186       5.24
  Commercial ..........................    3,470      7.97     2,634       6.32
                                         -------    ------   -------      -----
    Total real estate loans............   25,270     58.05    25,818      61.94
                                         -------    ------   -------      -----
Consumer and commercial loans:
  Home equity..........................   15,604     35.85    14,837      35.60
  Commercial...........................    1,879      4.32       240        .58
  Other consumer.......................      775      1.78       787       1.88
                                         -------    ------   -------      -----
Total consumer and commercial loans....   18,258     41.95    15,864      38.06
                                         -------    ------   -------      -----

Total loans............................   43,528    100.00%   41,682     100.00%
                                         -------    ======   -------     ======
Less:
  Loans in process.....................      172                 962
  Net deferred loan origination costs..      (55)                (55)
  Allowance for loan losses............      315                 229
                                         -------             -------

  Total loans, net.....................  $43,096             $40,546
                                         =======             =======

         Loan Maturity Table. The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 2001. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.


                                            Due after
                                Due within  1 through   Due after
                                  1 year     5 years     5 years       Total
                                  ------     -------     -------       -----
                                               (In Thousands)

1 - 4 family real estate......     $  418     $  584     $18,850     $19,852
Construction and land.........      1,704          -          72       1,776
Commercial real estate........        387        707       2,376       3,470
Home equity ..................        159      1,944      13,501      15,604
Commercial ...................        202        851         826       1,879
Other consumer ...............         75        584         116         775
                                   ------     ------     -------     -------
Total.........................     $2,945     $4,670     $35,741     $43,356
                                   ======     ======     =======     =======


         The following table sets forth as of September 30, 2001 the dollar amount of all loans due after September 30, 2002, which have fixed interest rates and floating or adjustable interest rates.


                                                     Floating or
                                     Fixed Rates   Adjustable Rates      Total
                                     -----------   ----------------      -----
                                                    (In Thousands)
1 - 4 family real estate.........       $11,176        $ 8,258          $19,434
Construction and land............             -             72               72
Commercial real estate...........         1,081          2,002            3,083
Home equity .....................         9,752          5,693           15,445
Commercial ......................           797            880            1,677
Other consumer...................           618             82              700
                                        -------        -------          -------
    Total........................       $23,424        $16,987          $40,411
                                        =======        =======          =======

         1 - 4 Family Mortgage Loans. The Registrant offers first mortgage loans secured by one- to four- family residences in its primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Registrant currently offers fixed-rate mortgage loans with terms up to 30 years as well as one-year and 3/1 adjustable-rate mortgage ("ARM") loans with terms up to 30 years. 3/1 ARMs have a rate which is fixed for the first three years, then adjust annually thereafter. ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Registrant offers ARM loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Registrant also offers mortgage loans on non-owner occupied one- to four-family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 5 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

         The Registrant retains adjustable and certain fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae and retains the servicing rights. Generally, fixed-rate loans have a 15 to 30 year term. Non-conforming, fixed-rate loans are both retained in the Registrant's portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2001, no such loans were held for sale. See also, "-- Loan Servicing and Sales."

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

         The Registrant's construction loans generally have maturities of 6 to 12 months, with payments being made monthly on an interest-only basis. Residential construction loan rates generally adjust monthly based on the prime rate plus a margin of 1.0% to 2.0% and are generally made with maximum loan-to-value ratios of 80%.

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

         Loan applicants are promptly notified of the decision of the Registrant, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of the real estate to be mortgaged or the collateral to be pledged and the notice requirement of insurance coverage to be maintained to protect the Registrant's interest. The Registrant requires title insurance or a title opinion on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. The Registrant also requires flood insurance, if appropriate, in order to protect the Registrant's interest in the security property. Mortgage loans originated and purchased by the Registrant in its portfolio generally include due-on-sale clauses that provide the Registrant with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Registrant's consent.

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

         The Registrant generally underwrites fixed-rate one- to four-family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans are generally sold in the secondary market to private entities, and the servicing of such loans is not retained. During the year ended September 30, 2001, the Registrant sold $142,000 of fixed-rate 1 - 4 family mortgage loans. The Registrant recognized loan servicing fees of $37,000 for the year ended September 30, 2001. As of September 30, 2001, loans serviced for others totaled $13.4 million.

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Registrant charges one point to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2001, the Registrant had $1.9 million of outstanding commitments to fund loans, $5.1 million of unused lines of credit, and $110,000 in outstanding letters of credit.

Non-Performing and Problem Assets

         Loan Delinquencies. The Registrant's collection procedures provide that when a loan is 15 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the mortgage. If the payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Written notices are supplemented with telephone calls to the borrower. Late charges are also imposed in accordance with the mortgage. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has been commenced.

         Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans with interest past due more than 90 days which, in the opinion of management, are not adequately secured to insure the collection of the entire outstanding balance of the loan including accrued interest are placed on non-accrual status. Interest accrued and unpaid over 90 days delinquent at the time a loan is placed on non-accrual status is charged against interest income.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118.

                                                                At September 30,
                                                                ----------------
                                                                 2001      2000
                                                                 ----      ----
                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate .......................     $  -      $155
  Construction and commercial real estate ..................        -         -
Non-mortgage loans:
  Home equity ..............................................        -         -
  Other consumer ...........................................        -         -
                                                                 ----      ----
Total non-accrual loans ....................................     $  -      $155
                                                                 ====      ====
Accruing loans which are contractually past due
90 days or more:
Mortgage loans:
  1-4 family residential real estate .......................     $152      $ 74
  Construction and commercial real estate ..................        -         -
Non-mortgage loans:
  Home equity ..............................................        -         -
  Other consumer ...........................................        -         -
                                                                 ----      ----
Total accruing loans which are contractually past due
  90 days or more ..........................................     $152      $ 74
                                                                 ====      ====
Total non-accrual and accruing past due loans ..............     $152      $229
                                                                 ====      ====
Real estate owned ..........................................     $ 26      $ 44
                                                                 ====      ====
Total non-performing assets ................................     $178      $273
                                                                 ====      ====
Total non-accrual loans to net loans .......................        -%     0.38%
                                                                 ====      ====
Total non-accrual and accrual loans to total assets ........     0.21%     0.38%
                                                                 ====      ====
Total non-performing assets to total assets ................     0.24%     0.45%
                                                                 ====      ====

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:

                                        At September 30, 2001
                                        ---------------------
                                           (In Thousands)

Special Mention..................                $530
Substandard......................                 158
Doubtful.........................                   -
Loss.............................                   -
                                                 ----
Total............................                $688
                                                 ====

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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                             Year Ended
                                                                            September 30,
                                                                        --------    --------
                                                                           2001        2000
                                                                        --------    --------
                                                                       (Dollars in thousands)
Total loans outstanding(1) ..........................................   $ 43,411    $ 40,775
                                                                        ========    ========
Average loans outstanding ...........................................   $ 41,706    $ 39,526
                                                                        ========    ========
Allowance balances (at beginning of period) .........................        229         175
Provisions ..........................................................         91          47
Charge offs:
  1-4 family ........................................................          -           1
  Consumer ..........................................................          5           -
Recoveries:
  1-4 family ........................................................          -           8
                                                                        --------    --------
Allowance balance (at end of period) ................................   $    315    $    229
                                                                        ========    ========
Allowance for loan losses as a percent of total loans outstanding....       0.73%       0.56%
                                                                        ========    ========
Net loans charged off as a percentage of average loans outstanding...       0.01%      (0.02)%
                                                                        ========    ========

----------
(1)      Excludes allowance for loan losses.

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                          At September 30,
                                       ----------------------------------------------------------
                                                    2001                              2000
                                       --------------------------    ----------------------------
                                                 Percent of Loans                Percent of Loans
                                                 in Each Category                in Each Category
                                       Amount     to Total Loans     Amount      to Total Loans
                                       ------    ----------------    ------      ----------------
                                                       (Dollars in thousands)
1-4 family real estate (1).....          $156           81.46%         $157             85.98%
Construction and land..........            19            4.47            12              5.24
Commercial real estate.........            34            7.97            26              6.32
Commercial.....................            19            4.32             2               .58
Consumer.......................             9            1.78            11              1.88
Unallocated....................            78               -            21                 -
                                         ----          ------         -----            ------
  Total........................          $315          100.00%        $ 229            100.00%
                                         ====          ======         =====            ======

---------------
(1)      Includes home equity loans.

Investment Activities

         The Registrant is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation to a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2001, the Registrant had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2001, we had securities classified as "held to maturity" and "available for sale" in the amount of $6.3 million and $12.2 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2001, our securities available for sale had an amortized cost of $12.1 million and market value of $12.2 million. The changes in market value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect our income nor does it affect the Registrant's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement the Registrant's lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi- governmental agencies, which include Ginnie Mae, Freddie Mac, and Fannie Mae, guarantee the payment of principal and interest to investors.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Ginnie Mae, Freddie Mac, and Fannie Mae make up a majority of the pass-through certificates market.

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by Ginnie Mae, Freddie Mac, and Fannie Mae, as well as private issuers. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated.


                                                         At September 30,
                                                         ----------------
                                                          2001      2000
                                                        -------   -------
                                                          (In thousands)
Investment securities held to maturity:
  U.S. government and agency securities .............   $ 1,142   $ 6,538
  Corporate debt instruments (1) ....................     1,312     1,872
  Mortgage-backed securities (2) ....................     3,819     5,183
                                                        -------   -------
       Total investment securities held to maturity .     6,273    13,593
                                                        -------   -------
Investment securities available for sale:
  U.S. government and agency securities .............     6,555         -
  Fannie Mae stock ..................................        32        29
  Mortgage-backed securities ........................     5,629         -
                                                        -------   -------
       Total investment securities available for sale    12,216        29
                                                        -------   -------
Total investment securities .........................   $18,489   $13,622
                                                        =======   =======

-------------------
(1) Consists of various corporate debt securities with "A" or above investment grades.
(2) Includes CMO balances of $1,720 and $2,090 at September 30, 2001 and 2000, respectively.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Bank's investment and mortgage-backed securities portfolio at September 30, 2001.

                                                                 As of September 30, 2001 (1)
                               -----------------------------------------------------------------------------------------------------
                                                                                                                     Total
                               One Year or Less  One to Five Years  Five to Ten Years  More Than Ten Years   Investment Securities
                               ----------------  -----------------  -----------------  -------------------  ------------------------
                              Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average   Market
                               Value     Yield    Value     Yield    Value     Yield    Value     Yield    Value     Yield     Value
                               -----     -----    -----     -----    -----     -----    -----     -----    -----     -----     -----
                                                                   (Dollars in thousands)
Investment securities
held to maturity:
  U.S. government
    and agency securities...... $  300     6.52%   $  250    6.42%    $  299   6.05%    $  293     4.61%   $ 1,142   5.89%  $ 1,173
  Corporate debt instruments...    758     5.52       554    5.84          -      -          -        -      1,312   5.65     1,334
  Mortgage-backed securities...     26     7.00       281    6.88      1,056   6.22      2,456     6.32      3,819   6.34     3,883
                                ------     ----    ------    ----     ------   ----     ------     ----    -------   ----   -------
       Total investment
           securities held
           to maturity ........  1,084     5.83     1,085    6.25      1,355   6.18      2,749     6.14      6,273   6.11     6,390

Investment securities
available for sale:
  U.S. government
    and agency securities......      -        -     6,043    5.16        512   5.84          -        -      6,555   5.22     6,555
  Mortgage-backed securities...      -        -       766    4.17      2,884   4.53      1,979     6.18      5,629   5.06     5,629
                                ------     ----    ------    ----     ------   ----     ------     ----    -------   ----   -------
       Total investment
           securities
           available
           for sale............      -        -     6,809    5.05      3,396   4.73      1,979     6.18     12,184   5.15    12,184

  Total investment
    securities................. $1,084     5.83%   $7,894    5.21%    $4,751   5.14%    $4,728     6.16%   $18,457   5.47%  $18,574
                                ======     ====    ======    ====     ======   ====     ======     ====    =======   ====   =======

-------------
(1) The table does not include Fannie Mae stock, which is classified as available for sale. See "-- Investment Portfolio."

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2001, the Registrant had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001.


                                                        Certificates
                                                         of Deposit
                                                         ----------
                                                       (In thousands)
         Maturity Period
         ---------------
         Within three months.........................       $2,862
         Over three months through six months........          110
         Over six months through twelve months.......        1,129
         Over twelve months..........................          223
                                                            ------
                                                            $4,324
                                                            ======

Borrowings

         The Registrant may obtain advances from the Federal Home Loan Bank of New York ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB and a portion of the Registrant's mortgage loan portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2001, there were no outstanding borrowings with the FHLB.

         The following table sets forth the maximum month-end balance and the average balance of short- term FHLB advances for the periods indicated.


                                                            During the
                                                      Year Ended September 30,
                                                      ------------------------
                                                         2001           2000
                                                         ----           ----
                                                       (Dollars in thousands)
  Average balance outstanding.................         $  132          $  834
  Maximum balance at end of any month.........          1,600           2,500
  Balance outstanding end of period...........              -               -
  Weighted average rate during period.........           6.11%           6.18%
  Weighted average rate at end of period .....              -%              -%

Personnel

         As of September 30, 2001, the Registrant had 23 full-time and 12 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation and Supervision

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank, the Company and the Mutual Holding Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Bank

         General. As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

         Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks, state savings banks and some federal savings banks, and the SAIF for savings associations, are maintained and administered by the FDIC. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has, under certain circumstances, authority to initiate enforcement actions against federally insured savings institutions to safeguard safety and soundness and the deposit insurance fund.

         Assessments. For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for SAIF-member institutions for 2001 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to .27% of insured deposits for institutions in the worst risk assessment classification. The insurance assessment rate for most SAIF-member institutions is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .019% of insured deposits in 2001. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2001, the Registrant's lending limit for loans to one borrower was approximately $900,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or "core," capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk- weighted assets.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2001, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2001, the Bank was in compliance with these requirements.

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

         Under the Home Owner's Loan Act (the "HOLA") and OTS regulations, the Company and the Mutual Holding company must obtain the prior approval of the OTS before they may acquire control of another savings association or savings and loan holding company or before acquiring another such association or holding company through merger. In addition, the Company and the Mutual Holding Company must file a notice, or in certain cases an application, with the OTS before engaging in nonbanking activities or acquiring nonbanking companies. The business activities of the Company, the Mutual Holding Company and their nonbanking subsidiaries are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.

Item 2.  Description of Property
--------------------------------

         (a)  Properties

         Currently, the Registrant operates from its main office and two branch offices in Roebling and New Egypt, New Jersey. The Registrant owns these facilities. In addition, a loan center office which is leased, was opened in Roebling during the 2000 fiscal year. The total net book value of the Registrant's investment in premises and equipment at September 30, 2001 was $1,031,000, net of depreciation of $540,000.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended September 30, 2001 (the "Annual Report") is incorporated herein by reference.

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

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

               1. The consolidated statements of financial condition of Roebling Financial Corp, Inc. and Subsidiary as of September 30, 2001 and 2000 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years ended September 30, 2001 and 2000, together with the related notes and the independent auditor's report of Fontanella and Babitts, independent Certified Public Accountants.

               2.   Schedules omitted as they are not applicable.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                    (a)      List of Exhibits:

                             3.1    Federal Stock Charter*
                             3.2    Bylaws*
                             4.0    Form of Stock Certificate*
                            10.2    Directors' Retirement Plan**
                            10.3    Stock Option Plan*
                            10.4    Restricted Stock Plan*
                            13.0    Portions of the 2001 Annual Report to
                                      Shareholders

                     (b)     Reports on Form 8-K

                             None.


* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.

** Incorporated herein by reference the Form 8-K/A filed with the Commission on February 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 26, 2001.


                                       ROEBLING FINANCIAL CORP, INC.


                                       By: /s/Robert P. Hawkins, Jr.
                                           -------------------------------------
                                           Robert P. Hawkins, Jr.
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 26, 2001.



/s/John J. Ferry                                         /s/Robert P. Hawkins, Jr.
--------------------------------------------             -------------------------------------
John J. Ferry                                            Robert P. Hawkins, Jr.
Chairman of the Board                                    President and Chief Executive Officer


/s/John Y. Leacott                                       /s/George Nyikita
--------------------------------------------             -------------------------------------
John Y. Leacott                                          George Nyikita
Vice President and Chief Financial Officer               Director
(Principal Financial and Accounting Officer)


/s/Mark V. Dimon                                         /s/Robert R. Semptimphelter, Sr.
--------------------------------------------             -------------------------------------
Mark V. Dimon                                            Robert R. Semptimphelter, Sr.
Director and Treasurer                                   Director


/s/Joan K. Geary                                         /s/John A. LaVecchia
--------------------------------------------             -------------------------------------
Joan K. Geary                                            John A. LaVecchia
Director and Secretary                                   Director

