Form 10QSB
period 2001-12-31
ROEBLING FINANCIAL CORP INC
filed 2002-01-30
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2001
                               -------------------------------------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date January 31, 2002

        Class                                Outstanding
-----------------------------------         --------------
$.10 par value common stock                 425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto              1 - 5
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     6 - 8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9
Item 2.  Changes in Securities                                              9
Item 3.  Defaults upon Senior Securities                                    9
Item 4.  Submission of Matters to a Vote of Security Holders                9
Item 5.  Other Materially Important Events                                  9
Item 6.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                  10

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands)

                                                                  December 31, September 30,
                                                                       2001        2001
                                                                     --------    --------
                                                                          (Unaudited)
Assets
Cash and due from banks                                              $  1,701    $  2,816
Interest-bearing deposits                                                 142       6,485
                                                                     --------    --------
     Total cash and cash equivalents                                    1,843       9,301

Certificates of deposit                                                   900         300
Investment securities available for sale                               18,974      12,216
Invesment securities held to maturity                                   5,656       6,273
Loans receivable, net                                                  45,677      43,096
Real estate owned                                                          26          26
Accrued interest receivable                                               417         385
Federal Home Loan Bank of New York stock, at cost                         386         386
Premises and equipment                                                  1,019       1,031
Other assets                                                               51         118
                                                                     --------    --------
     Total assets                                                    $ 74,949    $ 73,132
                                                                     ========    ========
Liabilities and Stockholders' Equity

Liabilities
Deposits                                                             $ 66,065    $ 66,200
Borrowed funds                                                          2,000           -
Advances from borrowers for taxes and insurance                           413         426
Accrued interest payable                                                   29          62
Other liabilities                                                         405         469
                                                                     --------    --------
     Total liabilities                                                 68,912      67,157
                                                                     --------    --------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                               -           -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                           43          43
Additional paid-in-capital                                              1,665       1,663
Unallocated employee stock ownership plan shares                          (90)        (94)
Retained earnings - substantially restricted                            4,402       4,268
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                             17          95
                                                                     --------    --------
     Total stockholders' equity                                         6,037       5,975
                                                                     --------    --------

     Total liabilities and stockholders' equity                      $ 74,949    $ 73,132
                                                                     ========    ========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                          For the Three Months Ended
                                                                 December 31,
                                                          --------------------------
                                                               2001       2000
                                                              -------    -------
Interest income:
   Loans receivable                                           $   810    $   838
   Investment securities                                          288        211
   Other interest-earning assets                                   27         44
                                                              -------    -------
        Total interest income                                   1,125      1,093
                                                              -------    -------

Interest expense:
   Deposits                                                       391        432
   Borrowed funds                                                   1          1
                                                              -------    -------
        Total interest expense                                    392        433
                                                              -------    -------

Net interest income before provision for loan losses              733        660
Provision for loan losses                                          24         24
                                                              -------    -------
        Net interest income after provision for loan losses       709        636
                                                              -------    -------

Non-interest income:
   Loan fees and late charges                                      14         16
   Account servicing and other                                     94         79
                                                              -------    -------
        Total non-interest income                                 108         95
                                                              -------    -------

Non-interest expense:
   Compensation and benefits                                      313        302
   Occupany and equipment                                          56         50
   Service bureau and data processing                              90         75
   Federal insurance premiums                                       3          3
   Other expense                                                  134        130
                                                              -------    -------
        Total non-interest expense                                596        560
                                                              -------    -------

        Income before provision for income taxes                  221        171
Provision for income taxes                                         87         67
                                                              -------    -------
        Net income                                                134        104

Other comprehensive income, net of tax:
   Unrealized (loss) gain on
     securities available for sale, net of tax                    (78)         4
                                                              -------    -------
Comprehensive income                                          $    56    $   108
                                                              =======    =======

Earnings per common share:
  Basic                                                       $  0.32    $  0.25
  Diluted                                                     $  0.32    $  0.25

Weighted average number of shares outstanding:
  Basic                                                           416        415
  Diluted                                                         418        416

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                      Accumulated
                                             Additional                                  Other
                                   Common     Paid-in       Unallocated     Retained  Comprehensive
                                    Stock     Capital       ESOP Shares     Earnings     Income          Total
                                   ------    ----------     -----------     --------  -------------      -----

Balance at September 30, 2001         $43      $1,663           ($94)        $4,268          $95        $5,975

Net income for the three months
  ended December 31, 2001               -           -              -            134            -           134

Change in unrealized gain (loss)
  on securities available for sale,
  net of income taxes                   -           -              -              -          (78)          (78)

Amortization of ESOP shares             -           2              4              -            -             6
                                      ---      ------           ----         ------          ---        ------
Balance at December 31, 2001          $43      $1,665           ($90)        $4,402          $17        $6,037
                                      ===      ======           ====         ======          ===        ======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                         For the Three Months Ended
                                                                                 December 31,
                                                                         --------------------------
                                                                                2001       2000
                                                                             -------    -------
Cash flows from operating activities:
   Net income                                                                $   134    $   104
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             19         18
         Amortization of premiums and discounts, net                              14          4
         Amortization of deferred loan fees and costs, net                         7          7
         Provision for loan losses                                                24         24
         Decrease  in other assets                                                67         74
         Increase in accrued interest receivable                                 (32)       (48)
         (Decrease) increase in accrued interest payable                         (33)         6
         Decrease in other liabilities                                           (18)      (238)
         Amortization of ESOP shares                                               6          5
                                                                             -------    -------
                   Net cash provided by (used in) operating activities           188        (44)
                                                                             -------    -------

Cash flows from investing activities:
    Purchase of certificates of deposit                                         (600)         -
    Purchase of securities available for sale                                 (8,953)         -
    Proceeds from payments and maturities of securities available for sale     2,060          -
    Proceeds from payments and maturities of securities held to maturity         615        487
    Loan originations, net of principal repayments                            (2,712)    (1,214)
    Proceeds from sale of loans                                                  100          -
    Additions to real estate owned                                                 -         (7)
    Purchase of premises and equipment                                            (8)        (7)
                                                                             -------    -------
                   Net cash used in investing activities                      (9,498)      (741)
                                                                             -------    -------

Cash flows from financing activities:
    Net decrease in deposits                                                    (135)      (449)
    Net increase in short-term borrowed funds                                  2,000          -
    Decrease in advance payments by borrowers for taxes
       and insurance                                                             (13)       (17)
                                                                             -------    -------
                   Net cash provided by (used in) financing activities         1,852       (466)
                                                                             -------    -------

    Net decrease in cash and cash equivalents                                 (7,458)    (1,251)
    Cash and cash equivalents at beginning of period                           9,301      3,573
                                                                             -------    -------
    Cash and cash equivalents at end of period                               $ 1,843    $ 2,322
                                                                             =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                  425        427
        Income taxes                                                              23        227

See notes to unaudited consolidated financial statements.

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

The results of operations for the three months ended December 31, 2001, are not necessarily indicative of the results to be expected for the year ending September 30, 2002, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2001 included in the Company's Annual Report on form 10-KSB.

                          ROEBLING FINANCIAL CORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


General

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, new legislation and regulations, and general economic conditions.

         The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank ("the Bank"). All references to the Company refer collectively to the Company and the Bank.

Overview

         For the three months ended December 31, 2001, the Company reported net income of $134,000, or $.32 per diluted share, from $104,000, or $.25 per diluted share, for the same period in 2000.

Changes in Financial Condition

         Total assets increased by $1.8 million to $74.9 million at December 31, 2001, from $73.1 million at September 30, 2001. Cash and cash equivalents decreased by $7.5 million, from $9.3 million at September 30, 2001 to $1.8 million at December 31, 2001. The cash funds were reinvested in investment securities and loans receivable. At December 31, 2001, investment securities available for sale increased $6.8 million and loans receivable, net, increased $2.6 million. Within the loan portfolio, the majority of the change came from a $1.8 million increase in the one-to-four family residential loan portfolio. This was the result of a strong refinance market in a low interest rate environment. Additional funding for the increases in the investment securities and loan receivable, net, portfolios was provided by short-term borrowings, which increased to $2.0 million at December 31, 2001.

Results of Operations

         Net Interest Income. For the three-months ended December 31, 2001, the Company reported net interest income before provision for loan losses of $733,000, which represents an increase of $73,000 or 11% over the same period in 2000. The increase in net interest income was the result of an increase in total interest income of $32,000 and a decrease in interest expense on deposits of $41,000. The interest rate spread decreased slightly, to 3.82% for the three months ended December 31, 2001 from 3.98% for the three months ended December 31, 2000.

         The average balance of total interest-earning assets for the three months ended December 31, 2001 increased by $12.6 million compared to the three months ended December 31, 2000, while the average yield decreased to 6.53% from 7.74%. The increase in total interest income of $32,000 for the three months ended December 31, 2001 is comprised of a decrease in interest income of $28,000 on loans receivable, offset by an increase in interest income of $60,000 on investment securities and other interest-earning assets. While average loan receivable balances increased by $2.8 million for the three months ended December 31, 2001, the average yield declined to 7.43% from 8.16% for the same 2000 period. Additionally, for the three months ended December 31, 2001, the average balance of investment securities increased by $9.0 million. Such increase was offset by a decline in the average yield, which fell to 5.15% from 6.37% for the same 2000 period.

         Average interest-bearing liability balances increased by $11.6 million for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. The cost of interest-bearing liabilities decreased to 2.71% for the three-month period ended December 31, 2001, compared to 3.76% for the same period of 2000.

         Provision for Loan Losses. The provision for loan losses was $24,000 for the three-month periods ended December 31, 2001 and 2000. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income increased $13,000, or 14%, to $108,000 for the three months ended December 31, 2001, compared to $95,000 for same period in 2000, primarily due to increases in fees related to ATM and debit card transactions and increased demand deposit accounts.

         Non-interest Expense. Total non-interest expense for the three-month period ended December 31, 2001 increased $36,000 to $596,000, from $560,000 for the same period in 2000. The most significant increases were in compensation and benefits and service bureau and data processing expenses. Compensation and benefits increased $11,000, primarily due to an increase in benefit costs. Service bureau and data processing expenses increased $15,000 due to an increase in overall data and check processing costs related to the increase in deposit account balances.

Liquidity and Regulatory Capital Compliance

         On December 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                   Amount          Percent
                                                   ------          -------

Tangible capital                                   $5,870           7.72%
Tangible capital requirement                        1,141           1.50%
                                                   ------           ----
Excess over requirement                            $4,729           6.22%
                                                   ======           ====

Core capital                                       $5,870           7.72%
Core capital requirement                            3,044           4.00%
                                                   ------           ----
Excess over requirement                            $2,826           3.72%
                                                   ======           ====

Risk based capital                                 $6,209          14.23%
Risk based capital requirement                      3,490           8.00%
                                                   ------           ----
Excess over requirement                            $2,719           6.23%
                                                   ======           ====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2001, the Bank had outstanding commitments to fund loans of $3.5 million. At December 31, 2001, there were commitments on unused lines of credit of $5.3 million. Certificates of deposit scheduled to mature in one year or less as of December 31, 2001, totaled $18.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

                                            At or for the Three Months
                                                Ended December 31,
                                               2001(1)       2000(1)
                                               -------       -------

Earnings per common share (2):
    Basic                                       $0.32         $0.25
    Diluted                                     $0.32         $0.25
Return on average assets (1)                      .73%          .69%
Return on average equity (1)                     8.92%         7.49%
Interest rate spread (1)                         3.82%         3.98%
Net interest margin (1)                          4.29%         4.67%
Non-interest expense to average assets (1)       3.22%         3.75%
Non-performing assets to total assets             .23%          .42%
Non-performing loans to total loans               .33%          .48%

                                                   At December 31,
                                                 2001          2000
                                                 ----          ----

Book value per share (3)                       $14.19        $13.16

----------------
(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended December 31, 2001, was 416,092 basic and 417,605 diluted. The average number of shares outstanding during the three months ended December 31, 2000, was 414,524 basic and 416,024 diluted.
(3) There were 425,500 shares outstanding as of December 31, 2001 and December 31, 2000.

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


                                  ROEBLING FINANCIAL CORP, INC.


Date:  January 31, 2002           By: /s/Robert P. Hawkins, Jr.
                                      ------------------------------------------
                                      Robert P. Hawkins, Jr.
                                      President  and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  January 31, 2002           By: /s/John Y. Leacott
                                      ------------------------------------------
                                      John Y. Leacott
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)