Form 10QSB
period 2002-03-31
ROEBLING FINANCIAL CORP INC
filed 2002-04-29
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2002
                               -------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      ---------------------

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 29, 2002

           Class                                        Outstanding
---------------------------                          ------------------
$.10 par value common stock                            425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                        March 31,          September 30,
                                                                          2002                2001
                                                                    ------------------   ---------------
Assets

Cash and due from banks                                                       $ 2,438           $ 2,816
Interest-bearing deposits                                                       1,354             6,485
                                                                    ------------------   ---------------
     Total cash and cash equivalents                                            3,792             9,301

Certificates of deposit                                                           900               300
Investment securities available for sale                                       17,484            12,216
Invesment securities held to maturity                                           4,991             6,273
Loans receivable, net                                                          46,296            43,096
Real estate owned                                                                   -                26
Accrued interest receivable                                                       503               385
Federal Home Loan Bank of New York stock, at cost                                 472               386
Premises and equipment                                                          1,012             1,031
Other assets                                                                      114               118
                                                                    ------------------   ---------------
     Total assets                                                             $75,564           $73,132
                                                                    ==================   ===============

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                      $68,500           $66,200
Advances from borrowers for taxes and insurance                                   428               426
Accrued interest payable                                                           33                62
Other liabilities                                                                 479               469
                                                                    ------------------   ---------------
     Total liabilities                                                         69,440            67,157
                                                                    ------------------   ---------------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                                       -                 -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                                   43                43
Additional paid-in-capital                                                      1,667             1,663
Unallocated employee stock ownership plan shares                                  (86)              (94)
Retained earnings - substantially restricted                                    4,566             4,268
Accumulated other comprehensive income - unrealized gain (loss)
  on securities available for sale, net of tax                                    (66)               95
                                                                    ------------------   ---------------
     Total stockholders' equity                                                 6,124             5,975
                                                                    ------------------   ---------------

     Total liabilities and stockholders' equity                               $75,564           $73,132
                                                                    ==================   ===============


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                      For the Three Months Ended
                                                                              March 31,
                                                             -----------------------------------------
                                                                    2002                  2001
                                                             --------------------   ------------------
Interest income:
   Loans receivable                                                       $  819               $  843
   Investment securities                                                     292                  183
   Other interest-earning assets                                              18                   34
                                                             --------------------   ------------------
        Total interest income                                              1,129                1,060
                                                             --------------------   ------------------

Interest expense:
   Deposits                                                                  342                  419
   Borrowed funds                                                              5                    8
                                                             --------------------   ------------------
        Total interest expense                                               347                  427
                                                             --------------------   ------------------

Net interest income before provision for loan losses                         782                  633
Provision for loan losses                                                     24                   24
                                                             --------------------   ------------------
        Net interest income after provision for loan losses                  758                  609
                                                             --------------------   ------------------

Non-interest income:
   Loan fees and late charges                                                 13                   14
   Account servicing and other                                                95                   81
   Gain on sale of real estate owned                                           2                    -
                                                             --------------------   ------------------
        Total non-interest income                                            110                   95
                                                             --------------------   ------------------

Non-interest expense:
   Compensation and benefits                                                 313                  305
   Occupany and equipment                                                     50                   56
   Service bureau and data processing                                         90                   74
   Federal insurance premiums                                                  3                    3
   Other expense                                                             147                  113
                                                             --------------------   ------------------
        Total non-interest expense                                           603                  551
                                                             --------------------   ------------------

        Income before provision for income taxes                             265                  153
Provision for income taxes                                                   102                   60
                                                             --------------------   ------------------
        Net income                                                           163                   93

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax              (83)                  (2)
                                                             --------------------   ------------------
Comprehensive income                                                         $80                  $91
                                                             ====================   ==================

Earnings per common share:
  Basic                                                                    $0.39                $0.22
  Diluted                                                                  $0.39                $0.22

Weighted average number of shares outstanding:
  Basic                                                                      416                  415
  Diluted                                                                    419                  417

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                      For the Six Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                       2002               2001
                                                                 -----------------   ----------------
Interest income:
   Loans receivable                                                        $1,629             $1,681
   Investment securities                                                      580                394
   Other interest-earning assets                                               45                 78
                                                                 -----------------   ----------------
        Total interest income                                               2,254              2,153
                                                                 -----------------   ----------------

Interest expense:
   Deposits                                                                   733                852
   Borrowed funds                                                               5                  8
                                                                 -----------------   ----------------
        Total interest expense                                                738                860
                                                                 -----------------   ----------------

Net interest income before provision for loan losses                        1,516              1,293
Provision for loan losses                                                      48                 48
                                                                 -----------------   ----------------
        Net interest income after provision for loan losses                 1,468              1,245
                                                                 -----------------   ----------------

Non-interest income:
   Loan fees and late charges                                                  27                 29
   Account servicing and other                                                189                161
   Gain on sale of real estate owned                                            2                  -
                                                                 -----------------   ----------------
        Total non-interest income                                             218                190
                                                                 -----------------   ----------------

Non-interest expense:
   Compensation and benefits                                                  626                607
   Occupany and equipment                                                     106                107
   Service bureau and data processing                                         179                149
   Federal insurance premiums                                                   6                  5
   Other expense                                                              282                243
                                                                 -----------------   ----------------
        Total non-interest expense                                          1,199              1,111
                                                                 -----------------   ----------------

        Income before provision for income taxes                              487                324
Provision for income taxes                                                    189                127
                                                                 -----------------   ----------------
        Net income                                                            298                197

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax       (161)                 2
                                                                 -----------------   ----------------
Comprehensive income                                                         $137               $199
                                                                 =================   ================

Earnings per common share:
  Basic                                                                     $0.72              $0.47
  Diluted                                                                   $0.71              $0.47

Weighted average number of shares outstanding:
  Basic                                                                       416                415
  Diluted                                                                     418                416

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                       Accumulated
                                                      Additional                                          Other
                                         Common         Paid-in        Unallocated        Retained     Comprehensive
                                         Stock          Capital        ESOP Shares        Earnings        Income          Total
                                     --------------- ---------------  ---------------  -------------  ---------------  -----------

Balance at September 30, 2001                $43          $1,663             ($94)          $4,268            $95         $5,975

Net income for the six months
  ended March 31, 2001                         -               -                -              298              -            298

Change in unrealized gain (loss)
  on securities available for sale,
  net of income taxes                          -               -                -                -           (161)          (161)

Amortization of ESOP shares                    -               4                8                -              -             12
                                     ------------ ---------------  ---------------  ---------------  ------------  -------------

Balance at March 31, 2002                    $43          $1,667             ($86)          $4,566           ($66)        $6,124
                                     ============ ===============  ===============  ===============  =============  =============


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                                      For the Six Months Ended
                                                                                              March 31,
                                                                                -------------------------------------
                                                                                      2002                2001
                                                                                -----------------   -----------------
Cash flows from operating activities:
   Net income                                                                            $   298             $   197
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                                         39                  36
         Amortization of premiums and discounts, net                                          30                   8
         Amortization of deferred loan fees and costs, net                                    16                  11
         Provision for loan losses                                                            48                  48
         Gain on sale of real estate owned                                                    (2)                  -
         Decrease  (increase) in other assets                                                  6                 (14)
         (Increase) decrease  in accrued interest receivable                                (118)                 28
         (Decrease) increase in accrued interest payable                                     (29)                 18
         Increase (decrease) in other liabilities                                            102                (247)
         Amortization of ESOP shares                                                          12                  11
                                                                                -----------------   -----------------
                   Net cash provided by operating activities                                 402                  96
                                                                                -----------------   -----------------

Cash flows from investing activities:
    Purchase of certificates of deposit                                                     (600)                  -
    Purchase of securities available for sale                                             (8,953)               (250)
    Proceeds from payments and maturities of securities available for sale                 3,402                   -
    Proceeds from payments and maturities of securities held to maturity                   1,280               3,770
    Loan originations, net of principal repayments                                        (3,364)             (1,248)
    Proceeds from sale of loans                                                              100                   -
    Proceeds from sale of real estate owned                                                   28                  13
    Purchase of Federal Home Loan Bank stock                                                 (86)                  -
    Purchase of premises and equipment                                                       (20)                (13)
                                                                                -----------------   -----------------
                   Net cash (used in) provided by investing activities                    (8,213)              2,272
                                                                                -----------------   -----------------

Cash flows from financing activities:
    Net increase in deposits                                                               2,300                 895
    Increase (decrease) in advance payments by borrowers for taxes
       and insurance                                                                           2                 (20)
                                                                                -----------------   -----------------
                   Net cash provided by financing activities                               2,302                 875
                                                                                -----------------   -----------------

    Net (decrease) increase in cash and cash equivalents                                  (5,509)              3,243
    Cash and cash equivalents at beginning of period                                       9,301               3,573
                                                                                -----------------   -----------------
    Cash and cash equivalents at end of period                                           $ 3,792             $ 6,816
                                                                                =================   =================

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                              767                 842
        Income taxes                                                                         113                 391

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized (loss) gain on securities available for sale, net of tax           (161)                  2

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

The results of operations for the three and six months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending September 30, 2002, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2001 included in the Company's Annual Report on form 10-KSB.

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

Overview

         For the three months ended March 31, 2002, the Company reported net income of $163,000, or $.39 per diluted share, from $93,000, or $.22 per diluted share, for the same period in 2001. For the six months ended March 31, 2002, the Company reported net income of $298,000, or $.71 per diluted share, from $197,000, or $.47 per diluted share, for the same period in 2001.

Changes in Financial Condition

         Total assets increased by $2.5 million to $75.6 million at March 31, 2002, from $73.1 million at September 30, 2001. Cash and cash equivalents decreased by $5.5 million, from $9.3 million at September 30, 2001 to $3.8 million at March 31, 2002. The cash funds were reinvested in investment securities and loans receivable. At March 31, 2002, investment securities available for sale increased $5.3 million and loans receivable, net, increased $3.2 million. Within the loan portfolio, the majority of the change came from within the one-to-four family residential loan portfolio. This was the result of a strong refinance market in a low interest rate environment. Additional funding for the increases in the investment securities and loan receivable, net, portfolios was provided by deposits, which increased $2.3 million to $68.5 million at March 31, 2002, from $66.2 million at September 30, 2001.

Results of Operations

         Net Interest Income. For the three-months ended March 31, 2002, the Company reported net interest income before provision for loan losses of $782,000, which represents an increase of $149,000, or 24%, over the same period in 2001. The increase in net interest income was the result of an increase in interest income of $69,000 and a decrease in interest expense of $80,000. The interest rate spread increased to 4.03% for the three months ended March 31, 2002 from 3.87% for the three months ended March 31, 2001, while the net interest margin decreased slightly to 4.45% from 4.55% for the same periods. For the six-month period ended March 31, 2002, the Company reported net interest income before provision for loan losses of $1,516,000, compared to $1,293,000 for the six months ended March 31, 2001. The interest rate spread was 3.93% for the six months ended March 31, 2002 compared to 3.97% for the six months ended March 31, 2001, while the net interest margin was 4.37% and 4.65%, respectively, for the same periods.

         The average balance of total interest-earning assets for the three months ended March 31, 2002 increased by $15.6 million compared to the three months ended March 31, 2001, while the average yield decreased to 6.42% from 7.66%. The increase in total interest income of $69,000 for the three months ended March 31, 2002 is comprised of a decrease in interest income of $24,000 on loans receivable, offset by an increase in interest income of $93,000 on investment securities and other interest-earning assets. While average loan receivable balances increased by $4.5 million for the three months ended March 31, 2002, the average yield declined to 7.20% from 8.13% for the same 2001 period. Additionally, for the three months ended March 31, 2002, the average balance of investment securities and other interest-earning assets increased by $11.0 million. Such increase was offset by a decline in the average yield, which fell to 4.98% from 6.26% for the same 2001 period.

         Average interest-bearing liabilities increased by $13.0 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The cost of interest-bearing liabilities decreased to 2.39% for the three-month period ended March 31, 2002, compared to 3.79% for the same period of 2001.

         Provision for Loan Losses. The provision for loan losses was $24,000 and $48,000, respectively, for the three and six-month periods ended March 31, 2002 and 2001. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income increased $15,000, or 16%, to $110,000 for the three months ended March 31, 2002, compared to $95,000 for same period in 2001. Non-interest income increased $28,000, or 15%, to $218,000 for the six months ended March 31, 2002, compared to $190,000 for same period in 2001. Increases in non-interest income were primarily due to increases in fees related to ATM and debit card transactions and increased demand deposit accounts.

         Non-interest  Expense.  Total  non-interest  expense  for the three and six-month periods ended March 31, 2002, was $603,000 and $1,199,000, respectively, compared to $551,000 and $1,111,000 for the same periods in 2001. The most significant increases were in service bureau and data processing expense and other expense. Service bureau and data processing expenses increased due to an increase in overall data and check processing costs related to the increase in deposit account balances. Most categories of other expense increased, with the most significant increases related to ATM and debit card transactions and legal fees.

Liquidity and Regulatory Capital Compliance

         On March 31, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                     Amount         Percent
                                                     ------         -------

Tangible capital                                     $6,040           7.98%
Tangible capital requirement                          1,135           1.50%
                                                     ------           ----
Excess over requirement                              $4,905           6.48%
                                                     ======           ====

Core capital                                         $6,040           7.98%
Core capital requirement                              3,027           4.00%
                                                     ------           ----
Excess over requirement                              $3,013           3.98%
                                                     ======           ====

Risk-based capital                                   $6,398          14.83%
Risk-based capital requirement                        3,451           8.00%
                                                     ------           ----
Excess over requirement                              $2,947           6.83%
                                                     ======           ====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2002, the Bank had outstanding commitments to fund loans of $3.2 million. At March 31, 2002, there were commitments on unused lines of credit of $5.2 million. Certificates of deposit scheduled to mature in one year or less as of March 31, 2002, totaled $20.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

                                                    At or for the Three Months
                                                            Ended March 31,
                                                       2002(1)        2001(1)
                                                    ------------   -------------

Earnings per common share (2):
    Basic                                               $0.39         $0.22
    Diluted                                             $0.39         $0.22
Return on average assets (1)                              .86%         0.63%
Return on average equity (1)                            10.72%         6.59%
Interest rate spread (1)                                 4.03%         3.87%
Net interest margin (1)                                  4.45%         4.55%
Non-interest expense to average assets (1)               3.19%         3.70%
Non-performing assets to total assets                     .19%          .40%
Non-performing loans to total loans                       .32%          .51%


                                                           At March 31,
                                                        2002           2001
                                                    ------------   -------------

Tangible book value per share (3)                      $14.39         $13.39

--------------
(1)      The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2002, was 416,484 basic and 418,906 diluted. The average number of shares outstanding during the three months ended March 31, 2001, was 414,916 basic and 416,916 diluted.
(3)      There were 425,500 shares outstanding as of March 31, 2002.


                                                     For the Six Months Ended
                                                             March 31,
                                                       2002(1)        2001(1)
                                                    ------------   -------------

Earnings per common share (2):
    Basic                                               $0.72         $0.47
    Diluted                                             $0.71         $0.47
Return on average assets (1)                              .80%         0.66%
Return on average equity (1)                             9.82%         7.03%
Interest rate spread (1)                                 3.93%         3.97%
Net interest margin (1)                                  4.37%         4.65%
Non-interest expense to average assets (1)               3.20%         3.72%

-----------------
(1)      The ratios for the six-month period presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2002, was 416,288 basic and 418,256 diluted. The average number of shares outstanding during the six months ended March 31, 2001, was 414,720 basic and 416,470 diluted.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 28, 2002 and the following matters were voted upon:

                  Proposal I - Election of Directors for terms to expire in 2005

                                                       For            Withheld
                                                       ---            --------
                  Joan K. Geary                      361,316          16,615
                  Robert R. Semptimphelter, Sr.      369,816           8,115

                  Proposal II - Ratification of Appointment of Accountants for the fiscal year ended September 30, 2002

                             For             Against           Abstain
                             ---             -------           -------
                           370,161            7,650              120


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


                                  ROEBLING FINANCIAL CORP, INC.


Date:  April 29, 2002             By: /s/Robert P. Hawkins, Jr.
                                      ------------------------------------------
                                      Robert P. Hawkins, Jr.
                                      President  and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  April 29, 2002             By: /s/John Y. Leacott
                                      ------------------------------------------
                                      John Y. Leacott
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)