Form 10QSB
period 2002-06-30
ROEBLING FINANCIAL CORP INC
filed 2002-08-06
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002
                                 -------------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------


                         Commission file number 0-29257
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       New Jersey                                               22-3709698
---------------------------------                           --------------------
State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                            identification no.)


Route 130 and Delaware Avenue, Roebling New Jersey                      08554
--------------------------------------------------                   -----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code   (609) 499-0355
                                                    -----------------

                                       N/A
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 5, 2002

          Class                                               Outstanding
---------------------------                           --------------------------
$.10 par value common stock                                  425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                  ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  (Unaudited)

                                 (In Thousands)


                                                                  June 30,    September 30,
                                                                    2002          2001
                                                                 ---------    ------------

Assets

Cash and due from banks                                            $2,783        $2,816
Interest-bearing deposits                                             300         6,485
                                                                 ---------    ----------
     Total cash and cash equivalents                                3,083         9,301

Certificates of deposit                                               900           300
Investment securities available for sale                           21,179        12,216
Invesment securities held to maturity                               4,705         6,273
Loans receivable, net                                              46,780        43,096
Real estate owned                                                       -            26
Accrued interest receivable                                           449           385
Federal Home Loan Bank of New York stock, at cost                     472           386
Premises and equipment                                              1,050         1,031
Other assets                                                           38           118
                                                                 ---------    ----------
     Total assets                                                 $78,656       $73,132
                                                                 =========    ==========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                          $71,018       $66,200
Advances from borrowers for taxes and insurance                       440           426
Accrued interest payable                                               29            62
Other liabilities                                                     630           469
                                                                 ---------    ----------
     Total liabilities                                             72,117        67,157
                                                                 ---------    ----------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000
  shares authorized; none issued                                        -             -
Common stock; $0.10 par value; 4,000,000 shares
  authorized; 425,500 issued                                           43            43
Additional paid-in-capital                                          1,671         1,663
Unallocated employee stock ownership plan shares                      (82)          (94)
Retained earnings - substantially restricted                        4,727         4,268
Accumulated other comprehensive income - unrealized
  gain on securities available for sale, net of tax                   180            95
                                                                 ---------    ----------
     Total stockholders' equity                                     6,539         5,975
                                                                 ---------    ----------

     Total liabilities and stockholders' equity                   $78,656       $73,132
                                                                 =========    ==========

See notes to consolidated financial statements.

                  ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  (Unaudited)

                                 (In Thousands)


                                                                  For the Three Months Ended
                                                                            June 30,
                                                                  ---------------------------
                                                                    2002               2001
                                                                  --------           --------
Interest income:
   Loans receivable                                                  $814               $818
   Investment securities                                              290                163
   Other interest-earning assets                                       25                 78
                                                                  --------           --------
        Total interest income                                       1,129              1,059
                                                                  --------           --------

Interest expense:
   Deposits                                                           342                436
                                                                  --------           --------
        Total interest expense                                        342                436
                                                                  --------           --------

Net interest income before provision for loan losses                  787                623
Provision for loan losses                                              24                 19
                                                                  --------           --------
        Net interest income after provision for loan losses           763                604
                                                                  --------           --------

Non-interest income:
   Loan fees and late charges                                          16                 14
   Account servicing and other                                         88                 88
   Gain on sale of loans                                                -                  1
                                                                  --------           --------
        Total non-interest income                                     104                103
                                                                  --------           --------
Non-interest expense:
   Compensation and benefits                                          332                300
   Occupany and equipment                                              57                 52
   Service bureau and data processing                                  86                 75
   Federal insurance premiums                                           3                  2
   Other expense                                                      127                124
                                                                  --------           --------
        Total non-interest expense                                    605                553
                                                                  --------           --------

        Income before provision for income taxes                      262                154
Provision for income taxes                                            101                 61
                                                                  --------           --------
        Net income                                                    161                 93

Other comprehensive income, net of tax:
   Unrealized gain on securities available for sale, net of tax       246                  7
                                                                  --------           --------
Comprehensive income                                                 $407               $100
                                                                  ========           ========

Earnings per common share:
  Basic                                                             $0.39              $0.22
  Diluted                                                           $0.38              $0.22

Weighted average number of shares outstanding:
  Basic                                                               417                415
  Diluted                                                             421                417



           See notes to unaudited consolidated financial statements.

                  ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  (Unaudited)

                                 (In Thousands)

                                                                       For the Nine Months Ended
                                                                               June 30,
                                                                       -------------------------
                                                                          2002            2001
                                                                       ---------        --------

Interest income:
   Loans receivable                                                      $2,443         $2,499
   Investment securities                                                    870            557
   Other interest-earning assets                                             70            157
                                                                       ---------        -------
        Total interest income                                             3,383          3,213
                                                                       ---------        -------

Interest expense:
   Deposits                                                               1,075          1,288
   Borrowed funds                                                             5              8
                                                                       ---------        -------
        Total interest expense                                            1,080          1,296
                                                                       ---------        -------

Net interest income before provision for loan losses                      2,303          1,917
Provision for loan losses                                                    72             67
                                                                       ---------        -------
        Net interest income after provision for loan losses               2,231          1,850
                                                                       ---------        -------

Non-interest income:
   Loan fees and late charges                                                43             44
   Account servicing and other                                              277            248
   Gain on sale of loans                                                      -              1
   Gain on sale of real estate owned                                          2              -
                                                                       ---------        -------
        Total non-interest income                                           322            293
                                                                       ---------        -------

Non-interest expense:
   Compensation and benefits                                                958            907
   Occupany and equipment                                                   163            159
   Service bureau and data processing                                       265            223
   Federal insurance premiums                                                 9              8
   Other expense                                                            409            367
                                                                       ---------        -------
        Total non-interest expense                                        1,804          1,664
                                                                       ---------        -------

        Income before provision for income taxes                            749            479
Provision for income taxes                                                  290            189
                                                                       ---------        -------
        Net income                                                          459            290

Other comprehensive income, net of tax:
   Unrealized gain on securities available for sale, net of tax              85             10
                                                                       ---------        -------
Comprehensive income                                                       $544           $300
                                                                       =========        =======

Earnings per common share:
  Basic                                                                   $1.10          $0.70
  Diluted                                                                 $1.10          $0.70

Weighted average number of shares outstanding:
  Basic                                                                     416            415
  Diluted                                                                   419            417



           See notes to unaudited consolidated financial statements.

                  ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                 (In Thousands)


                                              Additional                         Accumulated Other
                                   Common     Paid-in    Unallocated   Retained    Comprehensive
                                    Stock     Capital    ESOP Shares   Earnings       Income         Total
                                    ------   ---------   -----------   --------   -------------   ---------

Balance at September 30, 2001         $43     $1,663        ($94)       $4,268         $95           $5,975

Net income for the nine months
  ended June 30, 2002                   -         -            -           459           -              459

Change in unrealized gain (loss)
  on securities available for sale,
  net of income taxes                   -         -            -             -          85               85

Amortization of ESOP shares             -         8           12             -           -               20
                                    ------  --------     --------      --------   ---------         --------

Balance at June 30, 2002              $43     $1,671        ($82)       $4,727        $180           $6,539
                                    ======   =======     ========      ========   =========         ========



           See notes to unaudited consolidated financial statements.

                  ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In Thousands)

                                                                                      For the Nine Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2002             2001
                                                                                    -------------    -----------

Cash flows from operating activities:
   Net income                                                                            $459            $290
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                                      61              55
         Amortization of premiums and discounts, net                                       42              12
         Amortization of deferred loan fees and costs, net                                 30              17
         Provision for loan losses                                                         72              67
         Provision for losses on real estate owned                                          -               5
         Gain on sale of loans                                                              -              (1)
         Gain on sale of real estate owned                                                 (2)              -
         Decrease  (increase) in other assets                                              20             (44)
         (Increase) decrease  in accrued interest receivable                              (64)             43
         (Decrease) increase in accrued interest payable                                  (33)              5
         Increase (decrease) in other liabilities                                         177            (220)
         Amortization of ESOP shares                                                       20              16
                                                                                     ---------       ---------
                   Net cash provided by operating activities                              782             245
                                                                                     ---------       ---------

Cash flows from investing activities:
    Purchase of certificates of deposit                                                  (600)              -
    Purchase of securities available for sale                                         (14,217)         (5,466)
    Proceeds from payments and maturities of securities available for sale              5,253             250
    Proceeds from payments and maturities of securities held to maturity                1,656           6,235
    Loan originations, net of principal repayments                                     (3,970)         (1,920)
    Proceeds from sale of loans                                                           184             141
    Proceeds from sale of real estate owned                                                28              13
    Purchase of Federal Home Loan Bank stock                                              (86)              -
    Purchase of premises and equipment                                                    (80)            (16)
                                                                                     ---------       ---------
                   Net cash used in investing activities                              (11,832)           (763)
                                                                                     ---------       ---------

Cash flows from financing activities:
    Net increase in deposits                                                            4,818           5,588
    Increase (decrease) in advance payments by borrowers for taxes
       and insurance                                                                       14             (11)
                                                                                     ---------       ---------
                   Net cash provided by financing activities                            4,832           5,577
                                                                                     ---------       ---------

    Net (decrease) increase in cash and cash equivalents                               (6,218)          5,059
    Cash and cash equivalents at beginning of period                                    9,301           3,573
                                                                                     ---------       ---------
    Cash and cash equivalents at end of period                                         $3,083          $8,632
                                                                                     =========       =========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                         1,113           1,292
        Income taxes                                                                      183             473

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized gain on securities available for sale, net of tax                 85              10



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

The results of operations for the three and nine months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending September 30, 2002, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2001 included in the Company's Annual Report on form 10-KSB.

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

Overview

     For the three months ended June 30, 2002, the Company reported net income of $161,000, or $.38 per diluted share, from $93,000, or $.22 per diluted share, for the same period in 2001. For the nine months ended June 30, 2002, the Company reported net income of $459,000, or $1.10 per diluted share, from $290,000, or $.70 per diluted share, for the same period in 2001.

Changes in Financial Condition

     Total assets increased by $5.6 million to $78.7 million at June 30, 2002, from $73.1 million at September 30, 2001. Additionally, the growth in assets for the quarter ended June 30, 2002 represented an increase of $3.1 million from March 31, 2002, which was primarily due to the increase in investment securities available for sale. Cash and cash equivalents decreased by $6.2 million at June 30, 2002 to $3.1 million, from $9.3 million at September 30, 2001. The cash funds were primarily reinvested in investment securities available for sale and loans receivable. At June 30, 2002, total investment securities increased $7.4 million and loans receivable, net, increased $3.7 million. Within the loan portfolio, the majority of the change came from within the one-to-four family residential loan portfolio. This was the result of a strong refinance market in a low interest rate environment. Additional funding for the increases in the investment securities and loan receivable, net, portfolios was provided by deposits, which increased $4.8 million to $71.0 million at June 30, 2002, from $66.2 million at September 30, 2001. For the quarter ended June 30, 2002, deposits grew $2.5 million from March 31, 2002.

Results of Operations

     Net Interest Income. For the three-months ended June 30, 2002, the Company reported net interest income before provision for loan losses of $787,000, which represents an increase of $164,000, or 26%, over the same period in 2001. The increase in net interest income was the result of an increase in interest income of $70,000 and a decrease in interest expense of $94,000. The interest rate spread increased to 3.95% for the three months ended June 30, 2002 from 3.57% for the three months ended June 30, 2001, while the net interest margin increased to 4.35% from 4.24% for the same periods. For the nine-month period ended June 30, 2002, the Company reported net interest income before provision for loan losses of $2,303,000, compared to $1,917,000 for the nine months ended June 30, 2001. The interest rate spread increased to 3.95% for the nine months ended June 30, 2002 compared to 3.84% for the nine months ended June 30, 2001, while the net interest margin decreased slightly to 4.36% from 4.51%, respectively, for the same periods.

     The average balance of total interest-earning assets for the three months ended June 30, 2002 increased by $14.2 million compared to the three months ended June 30, 2001, while the average yield decreased to 6.21% from 7.18%. The increase in total interest income of $70,000 for the three months ended June 30, 2002 is comprised largely of an increase in interest income of $127,000 on investment securities, offset by a decrease in interest income of $53,000 on other interest-earning assets. While average loan receivable balances increased by $5.0 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, the average yield declined to 7.10% from 7.92%, resulting in a decline in interest income of $4,000. For the three months ended June 30, 2002, the average balance of investment securities increased by $13.1 million compared to the same 2001 period, while the yield decreased to 4.90% from 6.15%. The average balance of other interest-earning assets decreased by $3.9 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, while the yield fell to 2.99% from 4.39%.

     Average interest-bearing liabilities increased by $12.2 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The cost of interest-bearing liabilities decreased to 2.26% for the three-month period ended June 30, 2002, compared to 3.61% for the same period of 2001.

     Provision for Loan Losses. The provision for loan losses was $24,000 and $72,000, respectively, for the three and nine-month periods ended June 30, 2002, compared to $19,000 and $67,000 for the same periods in 2001. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

     Non-interest Expense. Total non-interest expense for the three and nine-month periods ended June 30, 2002, was $605,000 and $1,804,000, respectively, compared to $553,000 and $1,664,000 for the same periods in 2001. In the three and nine month 2002 periods, compensation and benefits costs increased primarily due to cost of living and merit raises for employees and increased benefit costs. In the nine-month period ended in 2002, service bureau and data processing expenses increased due to an increase in overall data and check processing costs related to the increase in deposit account balances. Additionally, the most significant increases in other expenses for the nine-month period ended in 2002 related to ATM and debit card transactions, also attributable to an increase in deposit account balances.

Liquidity and Regulatory Capital Compliance

     On June 30, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:

                                     Amount        Percent
                                    --------       -------


Tangible capital                     $6,209         7.91%
Tangible capital requirement          1,177         1.50%
                                      -----        -----
Excess over requirement              $5,032         6.41%
                                      =====        =====

Core capital                         $6,209         7.91%
Core capital requirement              3,146         4.00%
                                      -----        -----
Excess over requirement              $3,063         3.91%
                                      =====        =====

Risk-based capital                   $6,592        15.35%
Risk-based capital requirement        3,436         8.00%
                                      -----        -----
Excess over requirement              $3,156         7.35%
                                      =====        =====


     The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2002, the Bank had outstanding commitments to fund loans of $1.8 million and outstanding commitments to purchase investment securities of $250,000. At June 30, 2002, there were commitments on unused lines of credit of $5.1 million. Certificates of deposit scheduled to mature in one year or less as of June 30, 2002, totaled $18.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios
                                               At or for the Three Months
                                                       Ended June 30,
                                                  2002(1)        2001(1)
                                               ----------      ----------

Earnings per common share (2):
    Basic                                         $0.39           $0.22
    Diluted                                       $0.38           $0.22
Return on average assets (1)                        .83%           0.59%
Return on average equity (1)                      10.30%           6.49%
Interest rate spread (1)                           3.95%           3.57%
Net interest margin (1)                            4.35%           4.24%
Non-interest expense to average assets (1)         3.12%           3.47%
Non-performing assets to total assets               .18%            .29%
Non-performing loans to total loans                 .31%            .39%

                                                          At June 30,
                                                    2002            2001
                                                  -------         -------

Tangible book value per share (3)                  $15.37          $13.64

-----------------
(1)  The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended June 30, 2002, was 416,876 basic and 420,682 diluted. The average number of shares outstanding during the three months ended June 30, 2001, was 415,210 basic and 417,460 diluted.
(3)  There were 425,500 shares outstanding as of June 30, 2002.




                                                     For the Nine Months
                                                         Ended June 30,
                                                     2002(1)        2001(1)
                                                   ----------     ----------

Earnings per common share (2):
    Basic                                             $1.10         $0.70
    Diluted                                           $1.10         $0.70
Return on average assets (1)                            .81%         0.63%
Return on average equity (1)                           9.97%         6.85%
Interest rate spread (1)                               3.95%         3.84%
Net interest margin (1)                                4.36%         4.51%
Non-interest expense to average assets (1)             3.17%         3.62%

-----------------
(1)  The ratios for the  nine-month  period  presented are  annualized.
(2) The average number of shares outstanding during the nine months ended June 30, 2002, was 416,484 basic and 419,064 diluted. The average number of shares outstanding during the nine months ended June 30, 2001, was 414,883 basic and 416,800 diluted.

                          ROEBLING FINANCIAL CORP, INC.

                                     Part II


ITEM 1.   LEGAL PROCEEDINGS

          Thereare various claims and lawsuits in which the company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits:

                3.1     Federal Stock Charter*
                3.2     Bylaws*
                4.0     Form of Stock Certificate*
               10.2     Directors' Retirement Plan**
               10.3     Stock Option Plan*
               10.4     Restricted Stock Plan*
               99.0     Certification

          (b)  Reports on Form 8-K

               None

-----------------
* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.
** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ROEBLING FINANCIAL CORP, INC.


Date:  August 6, 2002             By: /s/ Robert P. Hawkins, Jr.
       --------------                 ------------------------------------------
                                      Robert P. Hawkins, Jr.
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  August 6, 2002             By: /s/ John Y. Leacott
       --------------                 ------------------------------------------
                                      John Y. Leacott
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)