Form 10KSB
period 2002-09-30
ROEBLING FINANCIAL CORP INC
filed 2002-12-27
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended   September 30, 2002
                                 ------------------

                                       OR

[ ]  Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 For the transition period from           to          .
                                                         ---------    ---------

Commission File No. 0-29257

                          Roebling Financial Corp, Inc.
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

United States                                                   22-3709698
---------------------------------------------             ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

Route 130 and Delaware Avenue, Roebling New Jersey                  08554
--------------------------------------------------        ----------------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:                (609) 499-0355
                                                           ---------------------

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

         State issuer's revenues for its most recent fiscal year.  $4,932,995

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock at December 18, 2002, was $2.7 million.

         As of December 27, 2002, there were issued and outstanding 425,500 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2002. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2002. (Part III)

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

General

         On January 31, 2000, Roebling Bank completed its reorganization and formed the Company as a stock holding company of the Bank. The former holders of the common stock of the Bank became stockholders of the Company and each outstanding share of common stock of the Bank was converted into shares of common stock of the Company on a one-for-one basis. The Company is majority owned by Roebling Financial Corp., MHC (the "Mutual Holding Company"). The mutual holding company is owned and controlled by the Bank's depositors and conducts no significant business of its own other than holding a majority of the Company's common stock. Additionally, the Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank, a federally chartered stock savings bank, has three retail offices, two located in Roebling and one located in New Egypt, New Jersey. In addition, a loan center office is located in Roebling. From these locations, the Bank primarily serves the towns of Roebling, Florence Township and New Egypt.

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

                                                              At September 30,
                                                 ---------------------------------------------
                                                         2002                     2001
                                                 -------------------        ------------------
                                                    $           %              $           %
                                                                (Dollars in thousands)
Type of Loans:
-------------
Real Estate:
  1-4 family................................     $23,768      51.58%        $19,852      45.61%
  Construction and land.....................         698       1.51           1,948       4.47
  Commercial ...............................       3,757       8.15           3,470       7.97
                                                 -------     ------         -------     ------
    Total real estate loans.................      28,223      61.24          25,270      58.05
                                                 -------     ------         -------     ------
Consumer and commercial loans:
  Home equity...............................      15,533      33.71          15,604      35.85
  Commercial................................       1,731       3.76           1,879       4.32
  Other consumer............................         595       1.29             775       1.78
                                                 -------     ------         -------     ------
Total consumer and commercial loans.........      17,859      38.76          18,258      41.95
                                                 -------     ------         -------     ------

Total loans.................................      46,082     100.00%         43,528     100.00%
                                                 -------     ======         -------     ======
Less:
  Loans in process..........................          --                        172
  Net deferred loan origination costs.......         (58)                       (55)
  Allowance for loan losses.................         409                        315
                                                 -------                    -------

  Total loans, net..........................     $45,731                    $43,096
                                                 =======                    =======

         Loan Maturity Table. The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 2002. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.


                                               Due after
                                Due within     1 through    Due after
                                  1 year        5 years      5 years       Total
                                  ------        -------      -------       -----
                                                   (In Thousands)

1 - 4 family real estate.....       $  218      $  594      $22,956      $23,768
Construction and land........          284         414           --          698
Commercial real estate.......          120         520        3,117        3,757
Home equity .................          243       4,281       11,009       15,533
Commercial ..................          696         991           44        1,731
Other consumer ..............           28         389          178          595
                                    ------      ------      -------      -------
Total........................       $1,589      $7,189      $37,304      $46,082
                                    ======      ======      =======      =======


         The following table sets forth as of September 30, 2002 the dollar amount of all loans due after September 30, 2003, which have fixed interest rates and floating or adjustable interest rates.


                                                      Floating or
                                     Fixed Rates    Adjustable Rates     Total
                                     -----------    ----------------    -------
                                                     (In Thousands)
1 - 4 family real estate.........       $17,600           $ 5,950       $23,550
Construction and land............           213               201           414
Commercial real estate...........           922             2,715         3,637
Home equity .....................         9,931             5,359        15,290
Commercial ......................           807               228         1,035
Other consumer...................           496                71           567
                                        -------           -------       -------
    Total........................       $29,969           $14,524       $44,493
                                        =======           =======       =======

         1 - 4 Family Mortgage Loans. The Registrant offers first mortgage loans secured by one- to-four family residences in its primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Registrant currently offers fixed-rate and adjustable rate mortgage loans with terms up to 30 years. The adjustable rate mortgage loans generally have terms of one year or terms in which interest rates are fixed for the first three years and adjust annually thereafter, (i.e. "3/1 ARM"). ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Registrant offers such loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Registrant also offers mortgage loans on non-owner occupied one- to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 5 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

         The Registrant retains adjustable and certain fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae and retains the servicing rights. Generally, fixed-rate loans have a 15 to 30 year term. Non-conforming, fixed-rate loans are both retained in the Registrant's portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2002, there were no loans classified as held for sale. See "-- Loan Servicing and Sales."

         Construction Lending. The Registrant originates residential construction loans. Construction loans are classified as either residential or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale. The Registrant's construction lending activities generally are limited to its primary market area and are made to local individuals for the purpose of constructing their primarily single-family residence and real estate builders and developers for the purpose of constructing primarily single-family residential developments.

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

         Commercial Real Estate Loans and Commercial Business Loans. Commercial real estate loans are permanent loans secured by improved property such as office buildings, churches, small business facilities and other non-residential buildings in its primary market area. Interest rates on commercial loans are generally slightly higher than those offered on residential loans. Commercial real estate loans are generally originated in amounts of up to 80% of the appraised value of the mortgaged property. The commercial real estate loans in the Registrant's portfolio generally consist of balloon or adjustable rate loans which were originated at prevailing market rates.

         The Registrant's commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

         The Registrant's commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower's character, (3) analysis of the borrower's capacity to repay the loan (including review of annual financial statements), (4) adequacy of the borrower's capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Registrant's credit analysis. The Registrant requests annual financial statements on all commercial loans.

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

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. The President has lending authority to make mortgage loans, secured commercial and unsecured loans of up to $200,000, $100,000 and $5,000, respectively, while the Bank's Chief Operating Officer and Loan Officers have lesser lending authorities to make secured and unsecured loans. A Loan Officer Committee of management has the authority to make secured loans up to $300,000. All other loans must be approved by the Board of Directors. All loans originated or purchased are underwritten by a lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

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

         The Registrant generally underwrites fixed-rate one- to four-family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans are generally sold in the secondary market to private entities, and the servicing of such loans is not retained. During the year ended September 30, 2002, the Registrant sold $987,000 of 1 - 4 family mortgage loans. The Registrant recognized loan servicing fees of $30,000 for the year ended September 30, 2002. As of September 30, 2002, loans serviced for others totaled $11.4 million.

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Registrant charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2002, the Registrant had $3.4 million of outstanding commitments to fund loans, $5.3 million of unused lines of credit, and $110,000 in outstanding letters of credit.

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

                                                              At September 30,
                                                           ---------------------
                                                              2002       2001
                                                           -----------  --------
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate ....................   $    --     $    --
  Construction and commercial real estate ...............        --          --
Non-mortgage loans:
  Home equity ...........................................        --          --
  Other consumer ........................................        --          --
                                                            -------     -------
Total non-accrual loans .................................   $    --     $    --
                                                            =======     =======
Accruing loans which are contractually past due
90 days or more:
Mortgage loans:
  1-4 family residential real estate ....................   $    --     $   152
  Construction and commercial real estate ...............        --          --
Non-mortgage loans:
  Home equity ...........................................        --          --
  Other consumer ........................................        --          --
                                                            -------     -------
Total accruing loans which are contractually past due
  90 days or more .......................................   $    --     $   152
                                                            =======     =======
Total non-accrual and accruing past due loans ...........   $    --     $   152
                                                            =======     =======
Real estate owned .......................................   $    --     $    26
                                                            =======     =======
Total non-performing assets .............................   $    --     $   178
                                                            =======     =======
Total non-accrual loans to net loans ....................        --%         --%
                                                            =======     =======
Total non-accrual and accrual loans to total assets .....        --%       0.21%
                                                            =======     =======
Total non-performing assets to total assets .............        --%       0.24%
                                                            =======     =======


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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                              At September 30, 2002
                                              ---------------------
                                                  (In Thousands)

             Special Mention..................          $602
             Substandard......................            --
             Doubtful.........................            --
             Loss.............................            --
                                                        ----
             Total............................          $602
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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:

                                                                         Year Ended
                                                                         September 30,
                                                                     ---------------------
                                                                       2002         2001
                                                                      ------       ------
                                                                     (Dollars in thousands)

Total loans outstanding(1) .......................................   $ 46,140     $ 43,411
                                                                     ========     ========
Average loans outstanding ........................................   $ 45,579     $ 41,706
                                                                     ========     ========
Allowance balances (at beginning of period) ......................        315          229
Provisions .......................................................         96           91
Charge offs:
  Consumer .......................................................         (5)          (5)
Recoveries:
Consumer .........................................................          3           --
                                                                     --------     --------
Allowance balance (at end of period) .............................   $    409     $    315
                                                                     ========     ========
Allowance for loan losses as a percent of total loans outstanding        0.89%        0.73%
                                                                     ========     ========
Net loans charged off as a percentage of average loans outstanding       0.00%        0.01%
                                                                     ========     ========

-------------
(1)  Excludes allowance for loan losses.

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                               At September 30,
                              --------------------------------------------------
                                      2002                       2001
                              ------------------------- ------------------------
                                      Percent of Loans          Percent of Loans
                                      in Each Category          in Each Category
                              Amount   to Total Loans   Amount   to Total Loans
                              ------   --------------   ------   --------------
                                          (Dollars in thousands)

1-4 family real estate (1).... $152         85.29%       $156          81.46%
Construction and land.........    7          1.51          19           4.47
Commercial real estate........   38          8.15          34           7.97
Commercial....................   17          3.76          19           4.32
Consumer......................    8          1.29           9           1.78
Unallocated...................  187             -          78              -
                               ----        ------        ----         ------
  Total....................... $409        100.00%       $315         100.00%
                               ====        ======        ====         ======
----------------------
(1)  Includes home equity loans.

Investment Activities

         The Registrant is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation to a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2002, the Registrant had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2002, we had securities classified as "held to maturity" and "available for sale" in the amount of $3.1 million and $23.1 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2002, our securities available for sale had an amortized cost of $22.7 million and market value of $23.1 million. The changes in market value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect our income nor does it affect the Registrant's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2002, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

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

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by Ginnie Mae, Freddie Mac, and Fannie Mae, as well as private issuers. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligation securities with varying maturities and amortization schedules as well as a residual interest, with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated.


                                                              At September 30,
                                                            -------------------
                                                              2002       2001
                                                            -------    --------
                                                              (In thousands)
Investment securities held to maturity:
  U.S. government and agency securities..................   $   546    $ 1,142
  Corporate debt instruments.............................       552      1,312
  Mortgage-backed securities (1).........................     1,982      3,819
                                                            -------    -------
       Total investment securities held to maturity......     3,080      6,273
                                                            -------    -------
Investment securities available for sale:
  U.S. government and agency securities..................    11,071      6,555
  Fannie Mae stock.......................................        24         32
  Mortgage-backed securities.............................    12,048      5,629
                                                            -------    -------
       Total investment securities available for sale....    23,143     12,216
                                                            -------    -------
Total investment securities..............................   $26,223    $18,489
                                                            =======    =======
---------------------------
(1)  Includes   collateralized  mortgage  obligations  of  $674  and  $1,720  at
     September 30, 2002 and 2001, respectively.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Registrant's investment and mortgage-backed securities portfolio at September 30, 2002.

                                                                 As of September 30, 2002 (1)
                             ---------------------------------------------------------------------------------------------------
                                                                          Five to         More Than             Total
                             One Year or Less    One to Five Years       Ten Years        Ten Years      Investment Securities
                             -----------------   -----------------  ----------------- ---------------  -------------------------
                             Carrying  Average   Carrying  Average  Carrying Average Carrying  Average Carrying Average   Market
                               Value    Yield      Value    Yield     Value   Yield    Value    Yield   Value    Yield    Value
                               -----    -----      -----    -----     -----   -----    -----    -----   -----   -----     -----
                                                         (Dollars in thousands)
Investment securities
held to maturity:
  U.S. government and
     agency securities......... $250     6.42%   $    --       --%  $   296    3.63%  $   --      --% $   546    4.91%  $   555
  Corporate debt
     instruments...............  100     6.00        452     5.78        --      --       --      --      552    5.82       562
  Mortgage-backed
     securities................   --       --        134     7.00       656    5.09    1,192    5.35    1,982    5.37     2,033
                                ----   ------    -------     ----    ------    ----    -----    ----    -----    ----   -------
       Total investment
           securities
           held to
           maturity ...........  350     6.30        586     6.06       952    4.64    1,192    5.35    3,080    5.37     3,150

Investment securities
available for sale:
  U.S. government and
     agency securities.........   --       --     11,071     4.20        --      --       --      --   11,071    4.20    11,071
  Mortgage-backed
     securities................   --       --      3,154     4.36     3,161    4.76    5,733    4.22   12,048    4.40    12,048
                                ----    -----    -------     ----     -----    ----    -----    ----   ------   -----   -------
       Total investment
           securities
           available for
           sale................   --       --     14,225     4.24     3,161    4.76    5,733    4.22   23,119    4.30    23,119

  Total investment securities.. $350     6.30%   $14,811     4.31%   $4,113    4.73%  $6,925    4.41% $26,199    4.43%  $26,269
                                ====     ====    =======     ====    ======   =====   ======    ====  =======    ====   =======

--------------
(1) The table does not include Fannie Mae stock, which is classified as available for sale. See "-- Investment Portfolio."

Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. The Registrant also derives funds from the amortization and prepayment of loans and mortgage-backed securities, maturities and calls of investment securities, borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows, loan prepayments and security calls are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2002, the Registrant had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002.


                                                             Certificates
                                                              of Deposit
                                                              ----------
      Maturity Period                                       (In thousands)
      ---------------
      Within three months...............................         $1,608
      Over three months through six months..............          1,087
      Over six months through twelve months.............            852
      Over twelve months................................          1,081
                                                                 ------
                                                                 $4,628
                                                                 ======

Borrowings

         The Registrant may obtain advances from the Federal Home Loan Bank of New York ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB and a portion of the Registrant's mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2002, there were no outstanding borrowings with the FHLB.

         The following table sets forth the maximum month-end balance and the average balance of short- term FHLB advances for the periods indicated.


                                                          During the
                                                    Year Ended September 30,
                                                    ------------------------
                                                       2002         2001
                                                     -------      -------
                                                     (Dollars in thousands)
  Average balance outstanding.................       $   271      $   132
  Maximum balance at end of any month.........         2,400        1,600
  Balance outstanding end of period...........            --           --
  Weighted average rate during period.........          1.85%        6.11%
  Weighted average rate at end of period .....            --%          --%


Personnel

         As of September 30, 2002, the Registrant had 24 full-time and 11 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

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

         Assessments. For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for SAIF-member institutions for 2002 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to .27% of insured deposits for institutions in the worst risk assessment classification. The insurance assessment rate for most SAIF-member institutions is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .0179% of insured deposits in 2002. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2002, the Registrant's lending limit for loans to one borrower was approximately $1,000,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

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

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

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

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2002, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2002, the Bank was in compliance with these requirements.

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

Item 2.  Description of Property
-------  -----------------------

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

     (c)  Description of Real Estate and Operating Data. Not Applicable.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended September 30, 2002 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------  ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
------  ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

         Set forth below is information as of September 30, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION

                                                (a)                  (b)                      (c)
                                                                                      Number of securities
                                       Number of securities    Weighted-average     remaining available for
                                         to be issued upon    exercise price of      future issuance under
                                            exercise of          outstanding       equity compensation plans
                                       outstanding options,   options, warrants      (excluding securities
                                       warrants and rights       and rights        reflected in column (a))
                                       --------------------      -----------       ------------------------
Equity compensation plans
approved by shareholders:

1999 Stock Option Plan..............              9,408              $14.25                   10,188

1999 Restricted Stock Plan..........              3,762                   0                    3,292

Equity compensation plans
not approved by
shareholders(1).....................                N/A                 N/A                      N/A
                                                 ------              ------                   ------
     TOTAL.........................              13,170              $14.25                   13,480
                                                 ======              ======                   ======

---------------
(1)  Not applicable.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13.  Exhibits, List, and Reports on Form 8-K
--------  ---------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated statements of financial condition of Roebling Financial Corp, Inc. and Subsidiary as of September 30, 2002 and 2001 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years ended September 30, 2002 and 2001, together with the related notes and the independent auditor's report of Fontanella and Babitts, independent Certified Public Accountants.

                  2.       Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)  List of Exhibits:

                                3.1  Federal Stock Charter*
                                3.2  Bylaws*
                                4.0  Form of Stock Certificate*
                               10.2  Directors' Retirement Plan**
                               10.3  Stock Option Plan*
                               10.4  Restricted Stock Plan*
                               13.0  Portions of the 2002 Annual Report to
                                     Shareholders
                               99.0  Section 906 Certification

                           (b)  Reports on Form 8-K

                                None.


* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.

** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.

Item 14.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 27, 2002.


                                     ROEBLING FINANCIAL CORP, INC.


                                     By: /s/Frank J. Travea, III
                                         ---------------------------------------
                                           Frank J. Travea, III
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 27, 2002.


/s/John J. Ferry                      /s/Frank J. Travea, III
-------------------------------       --------------------------------------------------
John J. Ferry                         Frank J. Travea, III
Chairman of the Board                 President and Chief Executive Officer


/s/George Nyikita                     /s/Mark V. Dimon
-------------------------------       --------------------------------------------------
George Nyikita                        Mark V. Dimon
Director                              Director and Treasurer


/s/Robert R. Semptimphelter, Sr.      /s/Joan K. Geary
-------------------------------       --------------------------------------------------
Robert R. Semptimphelter, Sr.         Joan K. Geary
Director                              Director and Secretary


/s/John A. LaVecchia                  /s/Janice A. Summers
-------------------------------       --------------------------------------------------
John A. LaVecchia                     Janice A. Summers
Director                              Senior Vice President, Chief Operating Officer and
                                      Chief Financial Officer (Chief Accounting Officer)

                            SECTION 302 CERTIFICATION

         I, Frank J. Travea, III, certify that:

1.       I have reviewed the Annual Report on Form 10-KSB of Roebling  Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 27, 2002                   /s/Frank J. Travea, III,
                                             -----------------------------------
                                             Frank J. Travea, III, President and
                                             Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, Janice A. Summers, certify that:

1.       I have reviewed the Annual Report on Form 10-KSB of Roebling  Financial
         Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 27, 2002                           /s/Janice A. Summers
                                                     ---------------------------
                                                     Janice A. Summers
                                                     Chief Financial Officer