Form 10QSB
period 2002-12-31
ROEBLING FINANCIAL CORP INC
filed 2003-02-13
CIK 1104681

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  December 31, 2002
                              --------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

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
                                                    --------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date February 5, 2003

                 Class                                            Outstanding
-------------------------------------------                   ------------------
$.10 par value common stock                                     425,500 shares

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto               1-5
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-8
Item 3.  Controls and Procedures                                             9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10
Item 2.  Changes in Securities                                              10
Item 3.  Defaults upon Senior Securities                                    10
Item 4.  Submission of Matters to a Vote of Security Holders                10
Item 5.  Other Materially Important Events                                  10
Item 6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  11

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                             December 31,   September 30,
                                                                                2002           2002
                                                                             -----------    -------------
Assets

Cash and due from banks                                                       $  2,252        $  2,061
Interest-bearing deposits                                                          242           5,162
                                                                              --------        --------
     Total cash and cash equivalents                                             2,494           7,223

Certificates of deposit                                                          1,900             900
Investment securities available for sale                                        24,386          23,143
Invesment securities held to maturity                                            2,692           3,080
Loans receivable, net                                                           49,322          45,731
Accrued interest receivable                                                        404             448
Federal Home Loan Bank of New York stock, at cost                                  472             472
Premises and equipment                                                           1,230           1,135
Other assets                                                                        89              85
                                                                              --------        --------
     Total assets                                                             $ 82,989        $ 82,217
                                                                              ========        ========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                      $ 74,422        $ 74,361
Borrowed funds                                                                     626               -
Advances from borrowers for taxes and insurance                                    459             409
Accrued interest payable                                                            22              30
Other liabilities                                                                  565             685
                                                                              --------        --------
     Total liabilities                                                          76,094          75,485
                                                                              --------        --------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                                        -               -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                                    43              43
Additional paid-in-capital                                                       1,678           1,674
Unallocated employee stock ownership plan shares                                   (75)            (79)
Retained earnings - substantially restricted                                     4,983           4,850
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                                     266             244
                                                                              --------        --------
     Total stockholders' equity                                                  6,895           6,732
                                                                              --------        --------

     Total liabilities and stockholders' equity                               $ 82,989        $ 82,217
                                                                              ========        ========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                   For the Three Months Ended
                                                                          December 31,
                                                                   --------------------------
                                                                          2002      2001
                                                                         -------   -------
Interest income:
   Loans receivable                                                      $   799   $   810
   Investment securities                                                     279       288
   Other interest-earning assets                                              33        27
                                                                         -------   -------
        Total interest income                                              1,111     1,125
                                                                         -------   -------

Interest expense:
   Deposits                                                                  335       391
   Borrowed funds                                                              -         1
                                                                         -------   -------
        Total interest expense                                               335       392
                                                                         -------   -------

Net interest income before provision for loan losses                         776       733
Provision for loan losses                                                     24        24
                                                                         -------   -------
        Net interest income after provision for loan losses                  752       709
                                                                         -------   -------

Non-interest income:
   Loan fees and late charges                                                 12        14
   Account servicing and other                                               102        94
   Gain on sale of loans                                                       2         -
                                                                         -------   -------
        Total non-interest income                                            116       108
                                                                         -------   -------

Non-interest expense:
   Compensation and benefits                                                 335       313
   Occupany and equipment                                                     63        56
   Service bureau and data processing                                         95        90
   Federal insurance premiums                                                  3         3
   Other expense                                                             144       134
                                                                         -------   -------
        Total non-interest expense                                           640       596
                                                                         -------   -------

        Income before provision for income taxes                             228       221
Provision for income taxes                                                    95        87
                                                                         -------   -------
        Net income                                                           133       134

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax        22       (78)
                                                                         -------   -------
Comprehensive income                                                     $   155   $    56
                                                                         =======   =======

Earnings per common share:
  Basic                                                                  $  0.32   $  0.32
  Diluted                                                                $  0.32   $  0.32

Weighted average number of shares outstanding:
  Basic                                                                      418       416
  Diluted                                                                    422       418

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                 Accumulated
                                                    Additional                                     Other
                                      Common         Paid-in      Unallocated      Retained     Comprehensive
                                      Stock          Capital       ESOP Shares     Earnings        Income         Total
                                   -------------  --------------  ----------------------------- --------------  -----------

Balance at September 30, 2002           $43          $1,674           ($79)         $4,850           $244       $6,732

Net income for the three months
  ended December 31, 2002                 -               -              -             133              -          133

Change in unrealized gain on
  securities available for sale,
  net of income taxes                     -               -              -               -             22           22

Amortization of ESOP shares               -               4              4               -              -            8
                                   -------------  --------------  -------------  -------------- --------------  -----------

Balance at December 31, 2002            $43          $1,678           ($75)         $4,983           $266       $6,895
                                   =============  ==============  =============  ============== ==============  ===========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                         For the Three Months Ended
                                                                                December 31,
                                                                         --------------------------
                                                                              2002       2001
                                                                             -------    -------
Cash flows from operating activities:
   Net income                                                                $   133    $   134
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             23         19
         Amortization of premiums and discounts, net                              30         14
         Amortization of deferred loan fees and costs, net                         3          7
         Provision for loan losses                                                24         24
         Gain on sale of loans                                                    (2)         -
         (Increase)  decrease in other assets                                     (4)        67
         Decrease (increase)  in accrued interest receivable                      44        (32)
         Decrease in accrued interest payable                                     (8)       (33)
         Decrease in other liabilities                                          (134)       (18)
         Amortization of ESOP shares                                               8          6
                                                                             -------    -------
                   Net cash provided by operating activities                     117        188
                                                                             -------    -------

Cash flows from investing activities:
    Purchase of certificates of deposit                                       (1,000)      (600)
    Purchase of securities available for sale                                 (6,890)    (8,953)
    Proceeds from payments and maturities of securities available for sale     5,515      2,060
    Proceeds from payments and maturities of securities held to maturity         526        615
    Loan originations, net of principal repayments                            (5,009)    (2,712)
    Proceeds from sale of loans                                                1,392        100
    Purchase of premises and equipment                                          (117)        (8)
                                                                             -------    -------
                   Net cash used in investing activities                      (5,583)    (9,498)
                                                                             -------    -------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                           61       (135)
    Net increase in short-term borrowed funds                                    600      2,000
    Proceeds from other borrowed funds                                            26          -
    Increase (decrease) in advance payments by borrowers for taxes
       and insurance                                                              50        (13)
                                                                             -------    -------
                   Net cash provided by financing activities                     737      1,852
                                                                             -------    -------

    Net decrease in cash and cash equivalents                                 (4,729)    (7,458)
    Cash and cash equivalents at beginning of period                           7,223      9,301
                                                                             -------    -------
    Cash and cash equivalents at end of period                               $ 2,494    $ 1,843
                                                                             =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                  343        425
        Income taxes                                                             143         23

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized gain on securities available for sale, net of tax        22        (78)

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

     The results of operations for the three months ended December 31, 2002, are not necessarily indicative of the results to be expected for the year ending September 30, 2003, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2002 included in the Company's Annual Report on form 10-KSB.

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

     The Company is in the mutual holding ("MHC") form of organization. The Company has outstanding 425,500 shares of common stock, of which 195,960 are owned by public stockholders and the remainder of which are held by the mutual holding company. The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank ("the Bank"). All references to the Company refer collectively to the Company and the Bank.

Overview

     At December 31, 2002, the Company had total assets, deposits and stockholders' equity of $83.0 million, $74.4 million and $6.9 million, respectively. For the three months ended December 31, 2002, the Company reported net income of $133,000, or $.32 per diluted share, compared to $134,000, or $.32 per diluted share, for the same period in 2001.

Changes in Financial Condition

     Total assets increased by $.8 million to $83.0 million at December 31, 2002, from $82.2 million at September 30, 2002. Cash and cash equivalents decreased by $4.7 million, from $7.2 million at September 30, 2002 to $2.5 million at December 31, 2002. The cash funds were reinvested in certificates of deposit, investment securities and loans receivable. At December 31, 2002, certificates of deposit increased $1.0 million, investment securities available for sale increased $1.2 million and loans receivable, net, increased $3.6 million. Within the loan portfolio, the majority of the change came from a $3.8 million increase in the one-to-four family residential loan portfolio. This was the result of a continued strong refinance market in this low interest rate environment. Additional funding for the increases in the investment securities and loan receivable, net, portfolios was provided by short-term borrowings, which increased to $.6 million at December 31, 2002.

Results of Operations

     Net Interest Income. For the three-months ended December 31, 2002, the Company reported net interest income before provision for loan losses of $776,000, which represents an increase of $43,000 or 6% over the same period in 2001. The increase in net interest income was the result of a decrease in interest expense of $57,000, partially offset by a decrease in interest income of $14,000. The interest rate spread decreased to 3.56% for the three months ended December 31, 2002 from 3.82% for the three months ended December 31, 2001, as the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities.

     The average balance of total interest-earning assets for the three months ended December 31, 2002 increased by $9.9 million compared to the three months ended December 31, 2001, while the average yield decreased to 5.62% from 6.53%. The decrease in total interest income of $14,000 for the three months ended December 31, 2002 is comprised of a decrease in interest income of $11,000 on loans receivable and $9,000 on investment securities, offset by an increase in interest income of $6,000 on other interest-earning assets. While average loan receivable balances increased by $3.7 million for the three months ended December 31, 2002 compared to the same 2001 period, the average yield declined to 6.71% from 7.43%. For the three months ended December 31, 2002, the average balance of investment securities increased by $4.7 million compared to the same 2001 period, while the average yield fell to 4.13% from 5.15%. The average balance of other interest-earning assets increased by $1.5 million for the three months ended December 31, 2002 compared to the three months ended December 31, 2001, while the yield fell to 2.95% from 3.67%.

     Average interest-bearing liability balances increased by $7.3 million for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The cost of interest-bearing liabilities decreased to 2.06% for the three-month period ended December 31, 2002, compared to 2.71% for the same period of 2001.

     Provision for Loan Losses. The provision for loan losses was $24,000 for the three-month periods ended December 31, 2002 and 2001. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

     Non-interest Income. Non-interest income increased $8,000, or 7%, to $116,000 for the three months ended December 31, 2002, compared to $108,000 for same period in 2001, primarily due to increases in fees related to ATM and debit card transactions and increased demand deposit accounts.

     Non-interest Expense. Total non-interest expense for the three-month period ended December 31, 2002 increased $44,000 to $640,000, from $596,000 for the same period in 2001. The most significant increases were in compensation and benefits and other expense. Compensation and benefits increased by $22,000, primarily the result of merit raises to our employees and increased benefit costs. The most significant increases in other expense related to ATM and debit card transactions, which is attributable to an increase in transaction volume.

     Provision for Income Taxes. In July, 2002, the New Jersey legislature passed changes to the Corporation Business Tax ("CBT"). One of these changes repealed the 3% Savings Institution Tax, thus subjecting all savings institutions to the 9% CBT. This is applicable to the state taxes calculated for the Bank, as the state tax return is filed on an unconsolidated basis. As state taxes are deductible in the calculation of federal income taxes, the net effect of this tax change is an increase in tax expense of approximately 4% of taxable income. This tax rate change is effective for the year beginning October 1, 2002.

Liquidity and Regulatory Capital Compliance

     On December 31, 2002, the Bank was in compliance with its three regulatory capital requirements as follows:

                                        Amount            Percent
                                        ------            -------

Tangible capital                        $6,479              7.85%
Tangible capital requirement             1,239              1.50%
                                        ------              ----
Excess over requirement                 $5,240              6.35%
                                        ======              ====

Core capital                            $6,479              7.85%
Core capital requirement                 3,303              4.00%
                                        ------              ----
Excess over requirement                 $3,176              3.85%
                                        ======              ====

Risk based capital                      $6,925             15.95%
Risk based capital requirement           3,474              8.00%
                                        ------              ----
Excess over requirement                 $3,451              7.95%
                                        ======              ====


     The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2002, the Bank had outstanding commitments to fund loans of $3.1 million. At December 31, 2002, there were commitments on unused lines of credit of $5.6 million. Certificates of deposit scheduled to mature in one year or less as of December 31, 2002, totaled $19.4 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios
                                                 At or for the Three Months
                                                      Ended December 31,
                                                  2002(1)             2001(1)
                                               --------------      -------------

Earnings per common share (2):
    Basic                                          $0.32              $0.32
    Diluted                                        $0.32              $0.32
Return on average assets (1)                         .64%               .73%
Return on average equity (1)                        7.84%              8.92%
Interest rate spread (1)                            3.56%              3.82%
Net interest margin (1)                             3.93%              4.29%
Non-interest expense to average assets (1)          3.08%              3.22%
Non-performing assets to total assets                .55%               .23%
Non-performing loans to total loans                  .93%               .33%

                                                        At  December 31,
                                                     2002                2001
                                                    -----               ------

Book value per share (3)                            $16.20              $14.19

----------------
(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended December 31, 2002, was 417,660 basic and 421,606 diluted. The average number of shares outstanding during the three months ended December 31, 2001, was 416,092 basic and 417,605 diluted.
(3) There were 425,500 shares outstanding as of December 31, 2002 and December 31, 2001.

ITEM 3.  CONTROLS AND PROCEDURES

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
evaluation  as of a date  within 90 days of the  filing  date of this  Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls.  There were no significant changes in the
         ----------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               3(a)     List of Exhibits:

                        3.1      Federal Stock Charter*
                        3.2      Bylaws*
                        4.0      Form of Stock Certificate*
                       10.2      Directors' Retirement Plan**
                       10.3      Stock Option Plan*
                       10.4      Restricted Stock Plan*
                       99.0      Certification pursuant to 18 U.S.C.ss.1350

                 (b)    Reports on Form 8-K

                        None

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


                                    ROEBLING FINANCIAL CORP, INC.


Date:  February 12, 2003          By: /s/Frank J. Travea, III
                                      ------------------------------------------
                                      Frank J. Travea, III
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date:  February 12, 2003          By: /s/Janice A. Summers
                                      ------------------------------------------
                                      Janice A. Summers
                                      Senior Vice President, Chief Operating
                                      Officer and Chief Financial Officer
                                      (Principal Accounting Officer)

                            SECTION 302 CERTIFICATION

     I, Frank J. Travea, III, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Roebling Financial Corp, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: February 12, 2003               /s/Frank J. Travea, III
                                      ------------------------------------------
                                      Frank J. Travea, III, President and
                                      Chief Executive Officer

                            SECTION 302 CERTIFICATION

     I, Janice A. Summers, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Roebling Financial Corp, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: February 12, 2003               /s/Janice A. Summers
                                      ------------------------------------------
                                      Janice A. Summers
                                      Senior Vice President, Chief Operating
                                      Officer and Chief Financial Officer