Form 10QSB
period 2003-03-31
ROEBLING FINANCIAL CORP INC
filed 2003-04-28
CIK 1104681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2003
                               -------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                         Commission file number 0-29257
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

    New Jersey                                         22-3709698
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

Route 130 and Delaware Avenue, Roebling New Jersey              08554
--------------------------------------------------------------------------------
(Address of principal executive offices)                       Zip Code

Issuer's telephone number, including area code  (609) 499-0355
                                                --------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  x   No
                                                             -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 25, 2003

          Class                                           Outstanding
---------------------------                              --------------
$.10 par value common stock                              425,500 shares


         Transitional Small Business Disclosure format (check one)
                  Yes            No    X
                      ------         ------

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto              1 - 6
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7 - 10
Item 3.  Controls and Procedures                                             10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11
Item 2.  Changes in Securities and Use of Proceeds                           11
Item 3.  Defaults upon Senior Securities                                     11
Item 4.  Submission of Matters to a Vote of Security Holders                 11
Item 5.  Other Information                                                   11
Item 6.  Exhibits and Reports on Form 8-K                               11 - 12

SIGNATURES                                                                   13

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                     March 31,     September 30,
                                                                       2003             2002
                                                                     --------         --------

Assets

Cash and due from banks                                              $  2,023         $  2,061
Interest-bearing deposits                                               1,822            5,162
                                                                     --------         --------
     Total cash and cash equivalents                                    3,845            7,223

Certificates of deposit                                                 1,900              900
Investment securities available for sale                               22,142           23,143
Invesment securities held to maturity                                   2,170            3,080
Loans receivable, net                                                  51,628           45,731
Accrued interest receivable                                               446              448
Federal Home Loan Bank of New York stock, at cost                         472              472
Premises and equipment                                                  1,301            1,135
Other assets                                                               76               85
                                                                     --------         --------
     Total assets                                                    $ 83,980         $ 82,217
                                                                     ========         ========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                             $ 76,008         $ 74,361
Borrowed funds                                                             24                -
Advances from borrowers for taxes and insurance                           434              409
Accrued interest payable                                                   21               30
Other liabilities                                                         513              685
                                                                     --------         --------
     Total liabilities                                                 77,000           75,485
                                                                     --------         --------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                               -                -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                           43               43
Additional paid-in-capital                                              1,682            1,674
Unallocated employee stock ownership plan shares                          (71)             (79)
Retained earnings - substantially restricted                            5,111            4,850
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                            215              244
                                                                     --------         --------
     Total stockholders' equity                                         6,980            6,732
                                                                     --------         --------

     Total liabilities and stockholders' equity                      $ 83,980         $ 82,217
                                                                     ========         ========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                             For the Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                     2003       2002
                                                                  -------    -------
Interest income:
   Loans receivable                                               $   806    $   819
   Investment securities                                              247        292
   Other interest-earning assets                                       31         18
                                                                  -------    -------
        Total interest income                                       1,084      1,129
                                                                  -------    -------

Interest expense:
   Deposits                                                           297        342
   Borrowed funds                                                       -          5
                                                                  -------    -------
        Total interest expense                                        297        347
                                                                  -------    -------

Net interest income before provision for loan losses                  787        782
Provision for loan losses                                              12         24
                                                                  -------    -------
        Net interest income after provision for loan losses           775        758
                                                                  -------    -------

Non-interest income:
   Loan fees and late charges                                          20         13
   Account servicing and other                                         98         95
   Gain on sale of loans                                                4          -
   Gain on sale of real estate owned                                    -          2
                                                                  -------    -------
        Total non-interest income                                     122        110
                                                                  -------    -------

Non-interest expense:
   Compensation and benefits                                          363        313
   Occupany and equipment                                              72         50
   Service bureau and data processing                                  99         90
   Federal insurance premiums                                           3          3
   Other expense                                                      137        147
                                                                  -------    -------
        Total non-interest expense                                    674        603
                                                                  -------    -------

        Income before provision for income taxes                      223        265
Provision for income taxes                                             95        102
                                                                  -------    -------
        Net income                                                    128        163

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax       (51)       (83)
                                                                  -------    -------
Comprehensive income                                              $    77    $    80
                                                                  =======    =======

Earnings per common share:
  Basic                                                           $  0.31    $  0.39
  Diluted                                                         $  0.30    $  0.39

Weighted average number of shares outstanding:
  Basic                                                               418        416
  Diluted                                                             422        419

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                For the Six Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                     2003       2002
                                                                  -------    -------
Interest income:
   Loans receivable                                               $ 1,605    $ 1,629
   Investment securities                                              526        580
   Other interest-earning assets                                       64         45
                                                                  -------    -------
        Total interest income                                       2,195      2,254
                                                                  -------    -------

Interest expense:
   Deposits                                                           632        733
   Borrowed funds                                                       -          5
                                                                  -------    -------
        Total interest expense                                        632        738
                                                                  -------    -------

Net interest income before provision for loan losses                1,563      1,516
Provision for loan losses                                              36         48
                                                                  -------    -------
        Net interest income after provision for loan losses         1,527      1,468
                                                                  -------    -------

Non-interest income:
   Loan fees and late charges                                          33         27
   Account servicing and other                                        199        189
   Gain on sale of loans                                                6          -
   Gain on sale of real estate owned                                    -          2
                                                                  -------    -------
        Total non-interest income                                     238        218
                                                                  -------    -------

Non-interest expense:
   Compensation and benefits                                          698        626
   Occupany and equipment                                             135        106
   Service bureau and data processing                                 194        179
   Federal insurance premiums                                           6          6
   Other expense                                                      281        282
                                                                  -------    -------
        Total non-interest expense                                  1,314      1,199
                                                                  -------    -------

        Income before provision for income taxes                      451        487
Provision for income taxes                                            190        189
                                                                  -------    -------
        Net income                                                    261        298

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax       (29)      (161)
                                                                  -------    -------
Comprehensive income                                              $   232    $   137
                                                                  =======    =======

Earnings per common share:
  Basic                                                           $  0.63    $  0.72
  Diluted                                                         $  0.62    $  0.71

Weighted average number of shares outstanding:
  Basic                                                               418        416
  Diluted                                                             422        418

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                      Accumulated
                                             Additional                                  Other
                                  Common      Paid-in      Unallocated    Retained    Comprehensive
                                  Stock       Capital      ESOP Shares    Earnings       Income          Total
                                  ------     ---------     -----------    --------    --------------    ---------

Balance at September 30, 2002       $43        $1,674          ($79)        $4,850             $244       $6,732

Net income for the six months
  ended March 31, 2003                -             -             -            261                -          261

Change in unrealized gain on
  securities available for sale,
  net of income taxes                 -             -             -              -              (29)         (29)

Amortization of ESOP shares           -             8             8              -                -           16
                                  ------     ---------     ---------  ------------    --------------    ---------

Balance at March 31, 2003           $43        $1,682          ($71)        $5,111             $215       $6,980
                                  ======     =========     =========  ============    ==============    =========


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                           For the Six Months Ended
                                                                                    March 31,
                                                                             --------------------
                                                                               2003        2002
                                                                             --------    --------
Cash flows from operating activities:
   Net income                                                                $    261    $    298
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                              47          39
         Amortization of premiums and discounts, net                               62          30
         Amortization of deferred loan fees and costs, net                         11          16
         Provision for loan losses                                                 36          48
         Gain on sale of loans                                                     (6)          -
         Gain on sale of real estate owned                                          -          (2)
         Decrease in other assets                                                   9           6
         Decrease (increase)  in accrued interest receivable                        2        (118)
         Decrease in accrued interest payable                                      (9)        (29)
         (Decrease) increase  in other liabilities                               (153)        102
         Amortization of ESOP shares                                               16          12
                                                                             --------    --------
                   Net cash provided by operating activities                      276         402
                                                                             --------    --------

Cash flows from investing activities:
    Purchase of certificates of deposit                                        (1,000)       (600)
    Purchase of securities available for sale                                  (9,390)     (8,953)
    Proceeds from payments and maturities of securities available for sale     10,281       3,402
    Proceeds from payments and maturities of securities held to maturity          910       1,280
    Loan originations, net of principal repayments                             (8,218)     (3,364)
    Proceeds from sale of loans                                                 2,280         100
    Proceeds from sale of real estate owned                                         -          28
    Purchase of Federal Home Loan Bank stock                                        -         (86)
    Purchase of premises and equipment                                           (213)        (20)
                                                                             --------    --------
                   Net cash used in investing activities                       (5,350)     (8,213)
                                                                             --------    --------

Cash flows from financing activities:
    Net increase in deposits                                                    1,647       2,300
    Proceeds from other borrowed funds                                             24           -
    Increase in advance payments by borrowers for taxes
       and insurance                                                               25           2
                                                                             --------    --------
                   Net cash provided by financing activities                    1,696       2,302
                                                                             --------    --------

    Net decrease in cash and cash equivalents                                  (3,378)     (5,509)
    Cash and cash equivalents at beginning of period                            7,223       9,301
                                                                             --------    --------
    Cash and cash equivalents at end of period                               $  3,845    $  3,792
                                                                             ========    ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                   641         767
        Income taxes                                                              259         113

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized gain on securities available for sale, net of tax        (29)       (161)

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

The results of operations for the three and six months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending September 30, 2003, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2002 included in the Company's Annual Report on form 10-KSB.

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

Overview

         At March 31, 2003, the Company had total assets, deposits and stockholders' equity of $84.0 million, $76.0 million and $7.0 million, respectively. For the three months ended March 31, 2003, the Company reported net income of $128,000, or $.30 per diluted share, compared to $163,000, or $.39 per diluted share, for the same period in 2002. For the six months ended March 31, 2003, the Company reported net income of $261,000, or $.62 per diluted share, compared to $298,000, or $.71 per diluted share, for the same period in 2002.

Changes in Financial Condition

         Total assets increased by $1.8 million to $84.0 million at March 31, 2003, from $82.2 million at September 30, 2002. Cash and cash equivalents decreased by $3.4 million, from $7.2 million at September 30, 2002 to $3.8 million at March 31, 2003. Investment securities decreased by $1.9 million, from $26.2 million at September 30, 2002 to $24.3 million at March 31, 2003. The cash funds were reinvested in certificates of deposit and loans receivable. At March 31, 2003, certificates of deposit increased $1.0 million and loans receivable, net, increased $5.9 million. The increase in loans receivable, net was primarily attributable to the one-to-four family residential loan portfolio. This was the result of a continued strong refinance market in a historically low interest rate environment. Additional funding for the increases in the certificates of deposit and loan receivable, net, portfolios was provided by deposits, which increased $1.6 million to $76.0 million at March 31, 2003, from $74.4 million at September 30, 2002.

Results of Operations

         Net Interest Income. For the three-months ended March 31, 2003, the Company reported net interest income before provision for loan losses of $787,000, a slight increase of $5,000 over the same period in 2002. The increase in net interest income was attributable to a decrease in interest expense of $50,000, mostly offset by a decrease in interest income of $45,000. The interest rate spread decreased to 3.64% for the three months ended March 31, 2003 from 4.03% for the three months ended March 31, 2002, as the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities. For the six-month period ended March 31, 2003, the Company reported net interest income before provision for loan losses of $1,563,000, compared to $1,516,000 for the six months ended March 31, 2002. The interest rate spread was 3.60% for the six months ended March 31, 2003 compared to 3.93% for the six months ended March 31, 2002, while the net interest margin was 3.96% and 4.37%, respectively, for the same periods.

         The average balance of total interest-earning assets for the three months ended March 31, 2003 increased by $9.0 million compared to the three months ended March 31, 2002, while the average yield decreased to 5.48% from 6.42%. The decrease in total interest income of $45,000 for the three months ended March 31, 2003 is comprised of a decrease in interest income of $13,000 on loans receivable and a decrease of $45,000 on investment securities, partially offset by an increase in interest income of $13,000 on other interest-earning assets. While average loan receivable balances increased by $3.9 million for the three months ended March 31, 2003 compared to the same 2002 period, the average yield declined to 6.53% from 7.20%. For the three months ended March 31, 2003, the average balance of investment securities increased by $1.7 million compared to the same 2002 period, while the average yield fell to 3.88% from 4.93%. The average balance of other interest-earning assets increased by $3.3 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, while the yield fell to 2.79% from 5.93%.

         Average interest-bearing liabilities increased by $6.5 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The cost of interest-bearing liabilities decreased to 1.84% for the three-month period ended March 31, 2003, compared to 2.39% for the same period of 2002.

         Provision for Loan Losses. The provision for loan losses was $12,000 and $36,000, respectively, for the three and six-month periods ended March 31, 2003, compared to $24,000 and $48,000 for the same periods in 2002. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income increased $12,000, or 11%, to $122,000 for the three months ended March 31, 2003, compared to $110,000 for same period in 2002. Non-interest income increased $20,000, or 9%, to $238,000 for the six months ended March 31, 2003, compared to $218,000 for same period in 2002. Increases in non-interest income were primarily due to increases in fees related to ATM and debit card transactions and an increase in late charges collected on loans.

         Non-interest  Expense.  Total  non-interest  expense  for the three and six-month periods ended March 31, 2003, was $674,000 and $1,314,000, respectively, compared to $603,000 and $1,199,000 for the same periods in 2002. The most significant increases were in compensation and benefits and occupancy and equipment. Compensation and benefits increased by $50,000 and $72,000 for the three and six-month periods ended March 31, 2003, primarily the result of merit raises to our employees, staff additions to accommodate the continued growth of the Bank and increased benefit costs. Occupancy and equipment expenses increased by $22,000 and $29,000 for the three and six-month periods ended March 31, 2003. The increase in occupancy and equipment expense for the three and six month periods ended March 31, 2003 was attributable to the Bank's expansion activities in the fall of 2002 to the main office which included the installation of a new ATM and night depository, increased retail banking floor space, and an additional drive-up lane and parking spaces. The expansion activities will increase the Bank's capacity to open and service accounts for the benefit of its customers. Increased occupancy and equipment expenses are also attributable to the replacement of an ATM at the Bank's New Egypt location.

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

Liquidity and Regulatory Capital Compliance

         On March 31, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                  Amount          Percent
                                                  ------          -------

Tangible capital                                  $6,615           7.91%
Tangible capital requirement                       1,255           1.50%
                                                  ------           ----
Excess over requirement                           $5,360           6.41%
                                                  ======           ====

Core capital                                      $6,615           7.91%
Core capital requirement                           3,345           4.00%
                                                  ------           ----
Excess over requirement                           $3,270           3.91%
                                                  ======           ====

Risk-based capital                                $7,072          15.70%
Risk-based capital requirement                     3,604           8.00%
                                                  ------           ----
Excess over requirement                           $3,468           7.70%
                                                  ======           ====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2003, the Bank had outstanding commitments to originate and sell loans of $4.4 million and $474,000, respectively. At March 31, 2003, there were commitments on unused lines of credit of $6.7 million and $110,000 in outstanding letters of credit. There were also commitments of $2.5 million outstanding at March 31, 2003 to purchase investment securities. Certificates of deposit scheduled to mature in one year or less as of March 31, 2003, totaled $18.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

                                                  At or for the Three Months
                                                         Ended March 31,
                                                      2003(1)      2002(1)
                                                      -------      -------

Earnings per common share (2):
    Basic                                             $0.31         $0.39
    Diluted                                           $0.30         $0.39
Return on average assets (1)                            .61%         0.86%
Return on average equity (1)                           7.36%        10.72%
Interest rate spread (1)                               3.64%         4.03%
Net interest margin (1)                                3.98%         4.45%
Non-interest expense to average assets (1)             3.20%         3.19%
Non-performing assets to total assets                   .54%          .19%
Non-performing loans to total loans                     .88%          .32%

                                                            At March 31,
                                                       2003         2002
                                                       ----         ----

Tangible book value per share (3)                    $16.40       $14.39

------------------
(1)      The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2003, was 418,052 basic and 422,032 diluted. The average number of shares outstanding during the three months ended March 31, 2002, was 416,484 basic and 418,906 diluted.
(3)      There were 425,500 shares outstanding as of March 31, 2003.


                                                    For the Six Months Ended
                                                           March 31,
                                                      2003(1)      2002(1)
                                                      -------      -------

Earnings per common share (2):
    Basic                                             $0.63         $0.72
    Diluted                                           $0.62         $0.71
Return on average assets (1)                            .62%         0.80%
Return on average equity (1)                           7.60%         9.82%
Interest rate spread (1)                               3.60%         3.93%
Net interest margin (1)                                3.96%         4.37%
Non-interest expense to average assets (1)             3.14%         3.20%

------------------
(1)      The ratios for the six-month period presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2003, was 417,856 basic and 421,819 diluted. The average number of shares outstanding during the six months ended March 31, 2002, was 416,288 basic and 418,256 diluted.


Controls and Procedures
-----------------------

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 27, 2003 and the following matters were voted upon:

                  Proposal I - Election of Directors for terms to expire in 2006

                                                     For               Withheld
                                                     ---               --------
                  John A. La Vecchia                 345,750             7,700
                  George Nyikita                     345,750             7,700

                  Proposal II - Ratification of Appointment of Accountants for the fiscal year ended September 30, 2003
                           For              Against           Abstain
                           ---              -------           -------
                           345,700          0                 7,750

ITEM 5.           OTHER INFORMATION

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

                 99.0      Certification pursuant to 18 U.S.C.ss.1350

          3(b)   Reports on Form 8-K

                 None

---------------------
* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.
** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROEBLING FINANCIAL CORP, INC.


Date:  April 25, 2003         By: /s/Frank J. Travea, III
                                  --------------------------------------------
                                  Frank J. Travea, III
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  April 25, 2003         By: /s/Janice A. Summers
                                  --------------------------------------------
                                  Janice A. Summers
                                  Senior Vice President, Chief Operating Officer and Chief Financial Officer
                                  (Principal Accounting Officer)

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




Date:   April 25, 2003                 /s/Frank J. Travea, III
                                       -----------------------------------------
                                       Frank J. Travea, III, President and
                                       Chief Executive Officer

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





Date:   April 25, 2003            /s/Janice A. Summers
                                  -----------------------------------------
                                  Janice A. Summers
                                  Senior Vice President, Chief Operating Officer
                                  and Chief Financial Officer