Form 10QSB
period 2003-06-30
ROEBLING FINANCIAL CORP INC
filed 2003-08-01
CIK 1104681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2003
                                ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      -----------------

                         Commission file number   0-29257
                                                ----------

                          ROEBLING FINANCIAL CORP, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


        New Jersey                                      22-3709698
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


Route 130 and Delaware Avenue, Roebling, New Jersey                     08554
---------------------------------------------------                   ----------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code    (609) 499-0355
                                                ------------------

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 30, 2003

          Class                                                   Outstanding
---------------------------                                   ------------------
$.10 par value common stock                                     425,500 shares


            Transitional Small Business Disclosure format (check one)
                            Yes            No    X
                                -------       -------

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto           1 -  6
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7 - 10
Item 3.  Controls and Procedures                                           10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11
Item 2.  Changes in Securities and Use of Proceeds                         11
Item 3.  Defaults upon Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders               11
Item 5.  Other Information                                                 11
Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                 12

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)


                                                                   June 30,     September 30,
                                                                     2003           2002
                                                                 ------------   -------------
Assets

Cash and due from banks                                             $ 2,367         $ 2,061
Interest-bearing deposits                                               793           5,162
                                                                    -------         -------
     Total cash and cash equivalents                                  3,160           7,223

Certificates of deposit                                               1,900             900
Investment securities available for sale                             23,591          23,143
Invesment securities held to maturity                                 1,941           3,080
Loans receivable, net                                                54,260          45,731
Accrued interest receivable                                             429             448
Federal Home Loan Bank of New York stock, at cost                       564             472
Premises and equipment                                                1,410           1,135
Other assets                                                             45              85
                                                                    -------         -------
     Total assets                                                   $87,300         $82,217
                                                                    =======         =======

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                            $79,118         $74,361
Borrowed funds                                                           23               -
Advances from borrowers for taxes and insurance                         457             409
Accrued interest payable                                                 16              30
Other liabilities                                                       516             685
                                                                    -------         -------
     Total liabilities                                               80,130          75,485
                                                                    -------         -------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                             -               -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                         43              43
Additional paid-in-capital                                            1,686           1,674
Unallocated employee stock ownership plan shares                        (67)            (79)
Retained earnings - substantially restricted                          5,274           4,850
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                          234             244
                                                                    -------         -------
     Total stockholders' equity                                       7,170           6,732
                                                                    -------         -------

     Total liabilities and stockholders' equity                     $87,300         $82,217
                                                                    =======         =======


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                     For the Three Months Ended
                                                                             June 30,
                                                                    ---------------------------
                                                                       2003             2002
                                                                    ----------       ----------

Interest income:
   Loans receivable                                                    $  857           $  814
   Investment securities                                                  228              290
   Other interest-earning assets                                           29               25
                                                                       ------           ------
        Total interest income                                           1,114            1,129
                                                                       ------           ------
Interest expense:
   Deposits                                                               283              342
                                                                       ------           ------
        Total interest expense                                            283              342
                                                                       ------           ------

Net interest income before provision for loan losses                      831              787
Provision for loan losses                                                  12               24
                                                                       ------           ------
        Net interest income after provision for loan losses               819              763
                                                                       ------           ------

Non-interest income:
   Loan fees and late charges                                              23               16
   Account servicing and other                                            103               88
   Gain on sale of loans                                                    5                -
                                                                       ------           ------
        Total non-interest income                                         131              104
                                                                       ------           ------

Non-interest expense:
   Compensation and benefits                                              352              332
   Occupany and equipment                                                  61               57
   Service bureau and data processing                                     102               86
   Federal insurance premiums                                               3                3
   Other expense                                                          151              127
                                                                       ------           ------
        Total non-interest expense                                        669              605
                                                                       ------           ------

        Income before provision for income taxes                          281              262
Provision for income taxes                                                118              101
                                                                       ------           ------
        Net income                                                        163              161

Other comprehensive income, net of tax:
   Unrealized gain on securities available for sale, net of tax            18              246
                                                                       ------           ------
Comprehensive income                                                   $  181           $  407
                                                                       ======           ======

Earnings per common share:
  Basic                                                                 $0.39            $0.39
  Diluted                                                               $0.39            $0.38

Weighted average number of shares outstanding:
  Basic                                                                   418              417
  Diluted                                                                 422              421




See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                              For the Nine Months Ended
                                                                                      June 30,
                                                                              -------------------------
                                                                                2003            2002
                                                                              ---------       ---------

Interest income:
   Loans receivable                                                            $2,462           $2,443
   Investment securities                                                          754              870
   Other interest-earning assets                                                   93               70
                                                                               ------           ------
        Total interest income                                                   3,309            3,383
                                                                               ------           ------

Interest expense:
   Deposits                                                                       915            1,075
   Borrowed funds                                                                   -                5
                                                                               ------           ------
        Total interest expense                                                    915            1,080
                                                                               ------           ------

Net interest income before provision for loan losses                            2,394            2,303
Provision for loan losses                                                          48               72
                                                                               ------           ------
        Net interest income after provision for loan losses                     2,346            2,231
                                                                               ------           ------

Non-interest income:
   Loan fees and late charges                                                      56               43
   Account servicing and other                                                    302              277
   Gain on sale of loans                                                           11                -
   Gain on sale of real estate owned                                                -                2
                                                                               ------           ------
        Total non-interest income                                                 369              322
                                                                               ------           ------

Non-interest expense:
   Compensation and benefits                                                    1,049              958
   Occupany and equipment                                                         197              163
   Service bureau and data processing                                             295              265
   Federal insurance premiums                                                       9                9
   Other expense                                                                  433              409
                                                                               ------           ------
        Total non-interest expense                                              1,983            1,804
                                                                               ------           ------

        Income before provision for income taxes                                  732              749
Provision for income taxes                                                        308              290
                                                                               ------           ------
        Net income                                                                424              459

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax            (10)              85
                                                                               ------           ------
Comprehensive income                                                           $  414           $  544
                                                                               ======           ======

Earnings per common share:
  Basic                                                                         $1.02            $1.10
  Diluted                                                                       $1.01            $1.10

Weighted average number of shares outstanding:
  Basic                                                                           418              416
  Diluted                                                                         422              419

See notes to unaudited consolidated financial statements.


ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                        Accumulated
                                                  Additional                               Other
                                         Common     Paid-in   Unallocated   Retained   Comprehensive
                                          Stock     Capital   ESOP Shares   Earnings       Income         Total
                                         ------   ----------  -----------   ---------  -------------   ----------

Balance at September 30, 2002              $43      $1,674       ($79)        $4,850       $244           $6,732

Net income for the nine months
  ended June 30, 2003                        -           -          -            424          -              424

Change in unrealized gain on
  securities available for sale,
  net of income taxes                        -           -          -              -         (10)            (10)

Amortization of ESOP shares                  -          12         12              -           -              24
                                           ---      ------       ----         ------        ----          ------

Balance at June 30, 2003                   $43      $1,686       ($67)        $5,274        $234          $7,170
                                           ===      ======       ====         ======        ====          ======



See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                                For the Nine Months Ended
                                                                                       June 30,
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ----------     ----------

Cash flows from operating activities:
   Net income                                                                    $   424        $    459
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                                 71              61
         Amortization of premiums and discounts, net                                  93              42
         Amortization of deferred loan fees and costs, net                            31              30
         Provision for loan losses                                                    48              72
         Gain on sale of loans                                                       (11)              -
         Gain on sale of real estate owned                                             -              (2)
         Decrease  in other assets                                                    40              20
         Decrease (increase) in accrued interest receivable                           19             (64)
         Decrease in accrued interest payable                                        (14)            (33)
         (Decrease) increase in other liabilities                                   (162)            177
         Amortization of ESOP shares                                                  24              20
                                                                                --------        --------
                   Net cash provided by operating activities                         563             782
                                                                                --------        --------

Cash flows from investing activities:
    Purchase of certificates of deposit                                           (1,000)           (600)
    Purchase of securities available for sale                                    (15,890)        (14,217)
    Proceeds from payments and maturities of securities available for sale        15,332           5,253
    Proceeds from payments and maturities of securities held to maturity           1,139           1,656
    Loan originations, net of principal repayments                               (12,263)         (3,970)
    Proceeds from sale of loans                                                    3,666             184
    Proceeds from sale of real estate owned                                            -              28
    Purchase of Federal Home Loan Bank stock                                         (92)            (86)
    Purchase of premises and equipment                                              (346)            (80)
                                                                                --------        --------
                   Net cash used in investing activities                          (9,454)        (11,832)
                                                                                --------        --------

Cash flows from financing activities:
    Net increase in deposits                                                       4,757           4,818
    Proceeds from other borrowed funds                                                26               -
    Repayment of other borrowed funds                                                 (3)              -
    Increase in advance payments by borrowers for taxes
       and insurance                                                                  48              14
                                                                                --------        --------
                   Net cash provided by financing activities                       4,828           4,832
                                                                                --------        --------

    Net decrease in cash and cash equivalents                                     (4,063)         (6,218)
    Cash and cash equivalents at beginning of period                               7,223           9,301
                                                                                --------        --------
    Cash and cash equivalents at end of period                                  $  3,160        $  3,083
                                                                                ========        ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                      929           1,113
        Income taxes                                                                 359             183

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized gain on securities available for sale, net of tax           (10)             85


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

The results of operations for the three and nine months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending September 30, 2003, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2002 included in the Company's Annual Report on form 10-KSB.

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

Overview

     At June 30, 2003, the Company had total assets, deposits and stockholders' equity of $87.3 million, $79.1 million and $7.2 million, respectively. For the three months ended June 30, 2003, the Company reported net income of $163,000, or $.39 per diluted share, compared to $161,000, or $.38 per diluted share, for the same period in 2002. For the nine months ended June 30, 2003 the Company reported net income of $424,000, or $1.01 per diluted share, compared to $459,000, or $1.10 per diluted share, for the same period in 2002.

Changes in Financial Condition

     Total assets increased by $5.1 million to $87.3 million at June 30, 2003, from $82.2 million at September 30, 2002. Cash and cash equivalents decreased by $4.0 million, from $7.2 million at September 30, 2002 to $3.2 million at June 30, 2003. Investment securities decreased by $700,000, from $26.2 million at September 30, 2002 to $25.5 million at June 30, 2003. The cash funds were reinvested in certificates of deposit and loans receivable. At June 30, 2003, certificates of deposit increased $1.0 million and loans receivable, net, increased $8.5 million. The increase in loans receivable, net was primarily attributable to the one-to-four family residential loan portfolio. This was the result of a continued strong refinance market in a historically low interest rate environment. Additional funding for the increases in the certificates of deposit and loan receivable, net, portfolios was provided by deposits, which increased $4.7 million to $79.1 million at June 30, 2003, from $74.4 million at September 30, 2002.

Results of Operations

     Net Interest Income. For the three-months ended June 30, 2003, the Company reported net interest income before provision for loan losses of $831,000, an increase of $44,000 over the same period in 2002. The increase in net interest income was attributable to a decrease in interest expense of $59,000, partially offset by a decrease in interest income of $15,000. The interest rate spread decreased slightly to 3.86% for the three months ended June 30, 2003, from 3.95% for the three months ended June 30, 2002, as the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities. For the nine-month period ended June 30, 2003, the Company reported net interest income before provision for loan losses of $2,394,000, compared to $2,303,000 for the nine months ended June 30, 2002. The interest rate spread was 3.69% for the nine months ended June 30, 2003 compared to 3.95% for the nine months ended June 30, 2002, while the net interest margin was 4.03% and 4.36%, respectively, for the same periods.

     The average balance of total interest-earning assets for the three months ended June 30, 2003 increased by $7.8 million compared to the three months ended June 30, 2002, while the average yield decreased to 5.57% from 6.21%. The decrease in total interest income of $15,000 for the three months ended June 30, 2003 is comprised of a decrease of $62,000 in interest income on investment securities, partially offset by an increase in interest income of

$43,000 on loans receivable and an increase in interest income of $4,000 on other interest-earning assets. While average loan receivable balances increased by $6.7 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, the average yield declined to 6.57% from 7.10%. For the three months ended June 30, 2003, the average balance of investment securities increased by $1.3 million compared to the same 2002 period, while the yield decreased to 3.64% from 4.90%. The average balance of other interest-earning assets decreased by $300,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, while the yield increased to 3.88% from 2.99%.

     Average interest-bearing liabilities increased by $5.8 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The cost of interest-bearing liabilities decreased to 1.71% for the three-month period ended June 30, 2003, compared to 2.26% for the same period of 2002.

     Provision for Loan Losses. The provision for loan losses was $12,000 and $48,000, respectively, for the three and nine-month periods ended June 30, 2003, compared to $24,000 and $72,000 for the same periods in 2002. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

     Non-interest Income. Non-interest income increased $27,000, or 26%, to $131,000 for the three months ended June 30, 2003, compared to $104,000 for the same period in 2002. Non-interest income increased $47,000, or 15%, to $369,000 for the nine months ended June 30, 2003, compared to $322,000 for the same period in 2002. Increases in non-interest income were primarily due to increases in fees related to ATM and debit card transactions, return check fees and an increase in late charges and prepayment fees collected on loans

     Non-interest Expense. Total non-interest expense for the three and nine-month periods ended June 30, 2003, was $669,000 and $1,983,000, respectively, compared to $605,000 and $1,804,000 for the same periods in 2002. Increases in compensation and benefits expense are primarily attributable to merit raises to our employees, staff additions to accommodate the continued growth of the Bank and increased benefit costs. The increase in occupancy and equipment expense for the nine-month period ended June 30, 2003 was attributable to the Bank's expansion activities in the fall of 2002 to the main office which included the installation of a new ATM and night depository, increased retail banking floor space, and an additional drive-up lane and parking spaces. The expansion activities have increased the Bank's capacity to open and service accounts for the benefit of its customers. Increased occupancy and equipment expenses are also attributable to the replacement of an ATM at the Bank's New Egypt location. Service bureau and data processing expense increased due to an increase in overall data processing costs to service the growth in deposit accounts, as well as expenses in connection with a conversion project. The Bank is in the process of converting from its primary third-party core data processing service provider to a new provider. In conjunction with the conversion, the Bank is also installing a wide area network and replacing much of its data processing equipment. The conversion is scheduled for the fourth quarter of 2003. The most significant increases in other expense are related to ATM and debit card transactions, which are also attributable to deposit account growth.

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

Liquidity and Regulatory Capital Compliance

     On June 30, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                Amount         Percent
                                                ------         -------

Tangible capital                                $6,786           7.80%
Tangible capital requirement                     1,305           1.50%
                                                ------          -----
Excess over requirement                         $5,481           6.30%
                                                ======          =====

Core capital                                    $6,786           7.80%
Core capital requirement                         3,479           4.00%
                                                ------          -----
Excess over requirement                         $3,307           3.80%
                                                ======          =====

Risk-based capital                              $7,257          15.31%
Risk-based capital requirement                   3,792           8.00%
                                                ------          -----
Excess over requirement                         $3,465           7.31%
                                                ======          =====


     The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2003, the Bank had outstanding commitments to originate and sell loans of $4.1 million and $369,000, respectively. There were also commitments of $500,000 outstanding at June 30, 2003 to purchase investment securities. At June 30, 2003, there were commitments on unused lines of credit of $6.5 million and $110,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of June 30, 2003, totaled $18.1 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios
                                                   At or for the Three Months
                                                         Ended June 30,
                                                   --------------------------
                                                     2003(1)         2002(1)
                                                   ----------      ----------

Earnings per common share (2):
    Basic                                             $0.39         $0.39
    Diluted                                           $0.39         $0.38
Return on average assets (1)                            .76%         0.83%
Return on average equity (1)                           9.24%        10.30%
Interest rate spread (1)                               3.86%         3.95%
Net interest margin (1)                                4.18%         4.35%
Non-interest expense to average assets (1)             3.11%         3.12%
Non-performing assets to total assets                   .03%          .18%
Non-performing loans to total loans                     .05%          .31%


                                                           At June 30,
                                                   ------------------------
                                                      2003           2002
                                                   ---------      ---------

Tangible book value per share (3)                   $16.85          $15.37

--------------
(1)  The ratios for the three-month period presented are annualized.
(2) The average number of shares outstanding during the three months ended June 30, 2003, was 418,444 basic and 421,639 diluted. The average number of shares outstanding during the three months ended June 30, 2002, was 416,876 basic and 420,682 diluted.
(3)  There were 425,500 shares outstanding as of June 30, 2003.


                                                      For the Nine Months Ended
                                                              June 30,
                                                      -------------------------
                                                        2003(1)        2002(1)
                                                      ----------     ----------
Earnings per common share (2):
    Basic                                                $1.02         $1.10
    Diluted                                              $1.01         $1.10
Return on average assets (1)                               .67%         0.81
Return on average equity (1)                              8.15%         9.97%
Interest rate spread (1)                                  3.69%         3.95%
Net interest margin (1)                                   4.03%         4.36%
Non-interest expense to average assets (1)                3.12%         3.17%

--------------
(1)  The ratios for the nine-month period presented are annualized.
(2) The average number of shares outstanding during the nine months ended June 30, 2003, was 418,052 basic and 421,759 diluted. The average number of shares outstanding during the nine months ended June 30, 2002, was 416,484 basic and 419,064 diluted.

Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          3(a) List of Exhibits:

               3.1  Federal  Stock  Charter*
               3.2  Bylaws*
               4.0  Form  of  Stock Certificate*
               10.2 Directors' Retirement Plan**
               10.3 Stock Option Plan*
               10.4 Restricted  Stock Plan*
               31   Section 302 Certifications
               32   Certification  pursuant to 18 U.S.C.ss.1350

          3(b) Reports on Form 8-K

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


                              ROEBLING FINANCIAL CORP, INC.


Date:  July 31, 2003          By: /s/ Frank J. Travea, III
                                  ----------------------------------------------
                                  Frank J. Travea, III
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  July 31, 2003          By: /s/ Janice A. Summers
                                  ----------------------------------------------
                                  Janice A. Summers
                                  Senior Vice President, Chief Operating Officer
                                    and Chief Financial Officer
                                  (Principal Accounting Officer)