Form 10KSB
period 2003-09-30
ROEBLING FINANCIAL CORP INC
filed 2003-12-24
CIK 1104681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)


[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For  the fiscal year ended September 30, 2003
                                ------------------
                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to             .
                                    ------------    ------------

Commission File No. 0-29257

                          Roebling Financial Corp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

United States                                               22-3709698
---------------------------------------------         ---------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

Route 130 and Delaware Avenue, Roebling New Jersey             08554
--------------------------------------------------    -------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:        (609) 499-0355
                                                      ----------------

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

         State issuer's revenues for its most recent fiscal year.  $4,881,223

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock at December 18, 2003, was $3,104,080.

         As of December 22, 2003, there were issued and outstanding 425,500 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 2003. (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended September 30, 2003. (Part III)

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

General

         On January 31, 2000, Roebling Bank completed its reorganization and formed the Company as a stock holding company of the Bank. The former holders of the common stock of the Bank became stockholders of the Company and each outstanding share of common stock of the Bank was converted into shares of common stock of the Company on a one-for-one basis. The Company has outstanding 425,500 shares of common stock, of which 195,960 are owned by public stockholders and the remainder of which are held by the mutual holding company. The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank (the "Bank"). References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

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


                                                                         At September 30,
                                              -----------------------------------------------------------------------------
                                                     2003                        2002                        2001
                                              ---------------------  --------------------------    ------------------------
                                                $             %             $             %            $             %
                                               ---           ---           ---           ---          ---           --
                                                                      (Dollars in thousands)
Type of Loans:
Real Estate:
  1-4 family..............................    $32,470         58.18%      $23,768         51.58%     $19,852         45.61%
  Construction and land...................        497          0.89           698          1.51        1,948          4.47
  Commercial .............................      6,160         11.04         3,757          8.15        3,470          7.97
                                              -------        ------       -------        ------      -------        ------
    Total real estate loans...............     39,127         70.11        28,223         61.24       25,270         58.05
                                              -------        ------       -------        ------      -------        ------
Consumer and commercial loans:
  Home equity.............................     14,524         26.02        15,533         33.71       15,604         35.85
  Commercial..............................      1,711          3.07         1,731          3.76        1,879          4.32
  Other consumer..........................        449          0.80           595          1.29          775          1.78
                                              -------        ------       -------        ------      -------        ------
Total consumer and commercial loans.......     16,684         29.89        17,859         38.76       18,258         41.95
                                              -------        ------       -------        ------      -------        ------

Total loans...............................     55,811        100.00%        46,082       100.00%      43,528        100.00%
                                              -------        ======       --------       ======      -------        ======

Less:
  Loans in process........................         --                          --                        172
  Net deferred loan origination costs.....        (24)                        (58)                       (55)
  Allowance for loan losses...............        473                         409                        315
                                              -------                     -------                    -------

  Total loans, net........................    $55,362                     $45,731                    $43,096
                                              =======                     =======                    =======


         Loan Maturity Table. The following table sets forth the maturity of the Registrant's loan portfolio at September 30, 2003. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                              Due after
                                              Due within      1 through     Due after
                                                1 year         5 years       5 years        Total
                                                ------         -------       -------        -----
                                                               (In Thousands)

1 - 4 family real estate................         $  530        $  384        $31,556       $32,470
Construction and land...................            497            --             --           497
Commercial real estate..................            317            59          5,784         6,160
Home equity ............................            176         3,600         10,748        14,524
Commercial .............................            219           792            700         1,711
Other consumer .........................             45           236            168           449
                                                 ------        ------        -------       -------
Total...................................         $1,784        $5,071        $48,956       $55,811
                                                 ======        ======        =======       =======


         The following table sets forth as of September 30, 2003 the dollar amount of all loans due after September 30, 2004, which have fixed interest rates and floating or adjustable interest rates.

                                                                  Floating or
                                             Fixed Rates       Adjustable Rates           Total
                                             -----------       ----------------           -----
                                                               (In Thousands)
1 - 4 family real estate...............         $23,219              $ 8,721             $31,940
Construction and land..................              --                   --                  --
Commercial real estate.................             422                5,421               5,843
Home equity ...........................           7,455                6,893              14,348
Commercial ............................             830                  662               1,492
Other consumer.........................             339                   65                 404
                                                -------              -------             -------
    Total..............................         $32,265              $21,762             $54,027
                                                =======              =======             =======

         1 - 4 Family Mortgage Loans. The Registrant offers first mortgage loans secured by one- to- four family residences in its primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Registrant currently offers fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. The adjustable-rate mortgage loans generally have terms of one year or terms in which interest rates are fixed for the first three years and adjust annually thereafter, (i.e. "3/1 ARM"). ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Registrant offers such loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Registrant also offers mortgage loans on non-owner occupied one- to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 5 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

         The Registrant retains adjustable and certain fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae and retains the servicing rights. Generally, fixed-rate loans have a 15 to 30 year term. Non-conforming, fixed-rate loans are both retained in the Registrant's portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2003, there were no loans classified as held for sale. See "-- Loan Servicing and Sales."

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

         Consumer Loans. The Registrant originates home equity loans secured by single-family residences. These loans are made only on owner-occupied, single-family residences and generally are originated as fixed-rate loans with terms of one to fifteen years or variable- rate lines of credit. The loans are generally subject to an 80% combined loan-to-value limitation including any other outstanding mortgages or liens. The Registrant's remaining consumer loans consist primarily of new and used mobile home loans, new and used automobile loans, account loans and unsecured personal loans.

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

         The Registrant generally underwrites fixed-rate one- to four-family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans are generally sold in the secondary market to private entities, and the servicing of such loans is not retained. During the year ended September 30, 2003, the Registrant sold $4,620,000 of 1 - 4 family mortgage loans. The Registrant recognized loan servicing fees of $27,000 for the year ended September 30, 2003. As of September 30, 2003, loans serviced for others totaled $9.6 million.

         Loan Commitments. The Registrant issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Registrant charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2003, the Registrant had $6.1 million of outstanding commitments to fund loans, $7.2 million of unused lines of credit, and $110,000 in outstanding letters of credit.

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


                                                                           At September 30,
                                                             ------------------------------------------
                                                               2003             2002             2001
                                                             ---------       ---------         --------
                                                                       (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  1-4 family residential real estate......................    $    -            $   -            $   -
  Construction and commercial real estate.................         -                -                -
Non-mortgage loans:
  Home equity.............................................        25                -                -
  Other consumer..........................................         -                -                -
                                                              ------            -----            -----
Total non-accrual loans...................................    $   25            $   -            $   -
                                                              ======            =====            =====
Accruing loans which are contractually past due
90 days or more:
Mortgage loans:
  1-4 family residential real estate......................    $    -            $   -            $ 152
  Construction and commercial real estate.................         -                -                -
Non-mortgage loans:
  Home equity.............................................        55                -                -
  Other consumer..........................................         -                -                -
                                                              ------            -----            -----
Total accruing loans which are contractually past due
  90 days or more.........................................    $   55            $   -            $ 152
                                                              ======            =====            =====
Total non-accrual and accruing past due loans.............    $   80            $   -            $ 152
                                                              ======            =====            =====
Real estate owned.........................................    $    -            $   -            $  26
                                                              ======            =====            =====
Total non-performing assets...............................    $   80            $   -            $ 178
                                                              ======            =====            =====
Total non-accrual loans to net loans......................      0.04%               -%               -%
                                                              ======            =====            =====
Total non-accrual and accrual loans to total assets.......      0.09%               -%            0.21%
                                                              ======            =====            =====
Total non-performing assets to total assets...............      0.09%               -%            0.24%
                                                              ======            =====            =====


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

         The following table sets forth the Registrant's classified assets in accordance with its classification system:


                                        At September 30, 2003
                                        ---------------------
                                           (In Thousands)

Special Mention..................                $1,169
Substandard......................                    25
Doubtful.........................                    --
Loss.............................                    --
                                                 ------
Total............................                $1,194
                                                 ======

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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated:



                                                                                      Year Ended
                                                                                     September 30,
                                                                      -----------------------------------------
                                                                         2003           2002             2001
                                                                      ----------     ----------        -------
                                                                             (Dollars in thousands)
Total loans outstanding(1).........................................     $ 55,835        $46,140         $43,411
                                                                        ========        =======         =======
Average loans outstanding..........................................     $ 51,466        $45,579         $41,706
                                                                        ========        =======         =======
Allowance balances (at beginning of period)........................          409            315             229
Provisions.........................................................           60             96              91
Charge offs:
  Consumer.........................................................           (7)            (5)             (5)
Recoveries:
Consumer...........................................................           11              3               -
                                                                        --------        -------         -------
Allowance balance (at end of period)...............................     $    473        $   409         $   315
                                                                        ========        =======         =======
Allowance for loan losses as a percent of total loans outstanding..         0.85%          0.89%           0.73%
                                                                        ========        =======         =======
Net loans charged off as a percentage of average loans outstanding.        (0.01)%          0.00%           0.01%
                                                                        ========        =======         =======


--------------------------
(1) Excludes allowance for loan losses.

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                        At September 30,
                                --------------------------------------------------------------------------------------------
                                             2003                             2002                           2001
                                ------------------------------    ----------------------------   ---------------------------
                                             Percent of Loans                Percent of Loans               Percent of Loans
                                             in Each Category                in Each Category               in Each Category
                                 Amount       to Total Loans       Amount     to Total Loans      Amount     to Total Loans
                                 ------       --------------       ------     --------------      ------     ----------------
                                                                   (Dollars in thousands)
1-4 family real estate (1).....    $190            84.20%           $152           85.29%           $156          81.46%
Construction and land..........       5             0.89               7            1.51              19           4.47
Commercial real estate.........      62            11.04              38            8.15              34           7.97
Commercial.....................      17             3.07              17            3.76              19           4.32
Consumer.......................       6             0.80               8            1.29               9           1.78
Unallocated....................     193                -             187               -              78              -
                                   ----           ------            ----          ------            ----         ------
  Total........................    $473           100.00%           $409          100.00%           $315         100.00%
                                   ====           ======            ====          ======            ====         ======

----------------------
(1) Includes home equity loans.

Investment Activities

         The Registrant is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation to a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2003, the Registrant had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading."
  As of September 30, 2003, we had securities classified as "held to maturity" and "available for sale" in the amount of $1.8 million and $23.9 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2003, our securities available for sale had an amortized cost of $23.7 million and market value of $23.9 million. The changes in market value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect our income nor does it affect the Registrant's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2003, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

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

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's investment securities portfolio at the dates indicated.

                                                                    At September 30,
                                                         -------------------------------------------
                                                            2003            2002              2001
                                                         ----------      ----------        ---------
                                                                       (In thousands)
Investment securities held to maturity:
  U.S. government and agency securities................    $   260        $   546           $ 1,142
  Corporate and municipal debt instruments.............        526            552             1,312
  Mortgage-backed securities (1).......................      1,016          1,982             3,819
                                                           -------        -------           -------
       Total investment securities held to maturity....      1,802          3,080             6,273
                                                           -------        -------           -------
Investment securities available for sale:
  U.S. government and agency securities................     15,656         11,071             6,555
  Fannie Mae stock.....................................         28             24                32
  Mortgage-backed securities...........................      8,200         12,048             5,629
                                                           -------        -------           -------
       Total investment securities available for sale..     23,884         23,143            12,216
                                                           -------        -------           -------
Total investment securities............................    $25,686        $26,223           $18,489
                                                           =======        =======           =======

---------------------------
     (1) Includes collateralized mortgage obligations of $217, $674 and $1,720 at September 30, 2003, 2002 and 2001, respectively.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Registrant's investment and mortgage-backed securities portfolio at September 30, 2003.

                                                                 As of September 30, 2002 (1)
                               ----------------------------------------------------------------------------------------------------
                                                                            Five to         More Than             Total
                                One Year or Less   One to Five Years       Ten Years        Ten Years      Investment Securities
                               -----------------   -----------------  ----------------- ---------------  -------------------------
                                Carrying  Average  Carrying Average Carrying Average Carrying Average Carrying Average   Market
                                  Value    Yield    Value    Yield    Value   Yield    Value   Yield   Value    Yield    Value
                                  -----    -----    -----    -----    -----   -----    -----   -----   -----   -----     -----
                                                                  (Dollars in thousands)
Investment securities
     held to maturity:
  U.S. government and agency
     securities................... $ --      --% $    --      --%  $  260    1.82%  $   --      --%   $   260    1.82%  $   264
  Corporate and municipal debt
     instruments..................  526    5.09       --      --       --      --       --      --        526    5.09       532
  Mortgage-backed securities......    4    7.50       91    4.46      230    5.01      691    4.70      1,016    4.76     1,035
                                   ----   -----  -------   -----   ------   -----   ------   -----    -------   -----   -------
       Total investment securities
           held to maturity ......  530    5.11       91    4.46      490    3.32      691    4.70      1,802    4.43     1,831
                                   ----    ----  -------    ----   ------    ----   ------    ----    -------    ----   -------

Investment securities
     available for sale:
  U.S. government and
       agency securities.            --      --   15,656    3.13       --      --       --      --     15,656    3.13    15,656
  Mortgage-backed securities......  131      --    2,083    2.84    1,684    3.78    4,302    3.65      8,200    3.41     8,200
                                   ----   -----  -------   -----   ------    ----   ------   -----    -------   -----   -------
       Total investment securities
           available for sale.....  131      --   17,739    3.10    1,684    3.78    4,302    3.65     23,856    3.23    23,856
                                   ----    ----  -------    ----   ------    ----   ------    ----    -------    ----   -------

  Total investment securities..... $661    4.10% $17,830    3.10%  $2,174    3.68%  $4,993    3.80%   $25,658    3.31%  $25,687
                                   ====   =====  =======   =====   ======   =====   ======   =====    =======   =====   =======


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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2003, the Registrant had no brokered accounts.

         Certificates of Deposit. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003.


                                                         Certificates
                                                          of Deposit
                                                        --------------
Maturity Period                                         (In thousands)
---------------
Within three months.................................       $1,247
Over three months through six months................        1,094
Over six months through twelve months...............          554
Over twelve months..................................        1,286
                                                            -----
                                                           $4,181

Borrowings

         The Registrant may obtain advances from the Federal Home Loan Bank of New York ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB and a portion of the Registrant's mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2003, there were $1.2 million in outstanding borrowings with the FHLB.

         The following table sets forth the maximum month-end balance and the average balance of short- term FHLB advances for the periods indicated.


                                                      During the
                                                 Year Ended September 30,
                                          ------------------------------------
                                             2003          2002         2001
                                          ---------      ---------   ---------
                                                  (Dollars in thousands)
  Average balance outstanding............. $      9       $   271     $   132
  Maximum balance at end of any month.....    1,200         2,400       1,600
  Balance outstanding end of period.......    1,200            --          --
  Weighted average rate during period.....     1.58%         1.85%       6.11%
  Weighted average rate at end of period .     1.21%           --%         --%

Personnel

         As of September 30, 2003, the Registrant had 27 full-time and 11 part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

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

         Assessments. For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for SAIF-member institutions for 2003 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to .27% of insured deposits for institutions in the worst risk assessment classification. The insurance assessment rate for most SAIF-member institutions is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .0165% of insured deposits in 2003. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At September 30, 2003, the Registrant's lending limit for loans to one borrower was approximately $1,100,000 and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

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

         Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2003, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2003, the Bank was in compliance with these requirements.

Regulation of the Company and the Mutual Holding Company

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

                  (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank."

                  (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities and - Regulation of the Bank."

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to stockholders for the fiscal year ended September 30, 2003 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

         Not applicable.

Item 8A.  Controls and Procedures.
----------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information." The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 and Delaware Avenue, Roebling, New Jersey 08554.

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
-----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

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

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

         Set forth below is information as of September 30, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                        EQUITY COMPENSATION PLAN INFORMATION


                                                (a)                      (b)                          (c)
                                                                                            Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights           reflected in column (a))
                                       --------------------          -----------          ------------------------
Equity compensation plans approved
    by shareholders:
1999 Stock Option Plan..............         9,408                    $14.25                      10,188
1999 Restricted Stock Plan..........         3,762                         0                       3,292
Equity compensation plans
    not approved by
    shareholders(1).................           N/A                       N/A                         N/A
                                            ------                    ------                      ------
     TOTAL..........................        13,170                    $14.25                      13,480
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

                  1. The consolidated statements of financial condition of Roebling Financial Corp, Inc. and Subsidiary as of September 30, 2003 and 2002 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years ended September 30, 2003 and 2002, together with the related notes and the independent auditor's report of Fontanella and Babitts, independent Certified Public Accountants.

                  2.       Schedules omitted as they are not applicable.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a) List of Exhibits:

                                    3.1     Federal Stock Charter*
                                    3.2     Bylaws*
                                    4.0     Form of Stock Certificate*
                                    10.2    Directors' Retirement Plan**
                                    10.3    Stock Option Plan*
                                    10.4    Restricted Stock Plan*
                                    10.5    Employment Agreement between Janice A. Summers and Roebling Bank
                                    10.6    Employment Agreement between Frank. J. Travea, III and
                                            Roebling Bank
                                    13.0    Portions of the 2003 Annual Report to Shareholders
                                    31      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                                              and Chief Financial Officer
                                    32      Section 1350 Certification

                           (b)      Reports on Form 8-K

                                    None.

* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.

** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2003.


                               ROEBLING FINANCIAL CORP, INC.



                               By:      /s/Frank J. Travea, III
                                        --------------------------------------
                                        Frank J. Travea, III
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 23, 2003.


/s/John J. Ferry                        /s/Frank J. Travea, III
-----------------------------------     ---------------------------------------
John J. Ferry                           Frank J. Travea, III
Chairman of the Board                   President and Chief Executive Officer


/s/George Nyikita                       /s/Mark V. Dimon
-----------------------------------     ---------------------------------------
George Nyikita                          Mark V. Dimon
Director                                Director and Treasurer



/s/Robert R. Semptimphelter, Sr.        /s/Joan K. Geary
-----------------------------------     ---------------------------------------
Robert R. Semptimphelter, Sr.           Joan K. Geary
Director                                Director and Secretary


/s/John A. LaVecchia                    /s/Janice A. Summers
-----------------------------------     ---------------------------------------
John A. LaVecchia                       Janice A. Summers
Director                                Senior Vice President, Chief Operating Officer and
                                        Chief Financial Officer (Chief Accounting Officer)
