Form 10QSB
period 2003-12-31
ROEBLING FINANCIAL CORP INC
filed 2004-02-12
CIK 1104681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2003
                                ------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ----------------------

                         Commission file number 0-29257
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         New Jersey                                     22-3709698
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

Route 130 and Delaware Avenue, Roebling New Jersey              08554
--------------------------------------------------------------------------------
(Address of principal executive offices)                       Zip Code

Issuer's telephone number, including area code  (609) 499-0355
                                                -----------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days; Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 10, 2003

           Class                                              Outstanding
------------------------------                             ------------------
$.10 par value common stock                                 425,500 shares

            Transitional Small Business Disclosure format (check one)
                             Yes            No   X
                                 --------     ---------

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto               1 - 5
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6 - 8
Item 3.  Controls and Procedures                                               9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10
Item 2.  Changes in Securities                                                10
Item 3.  Defaults upon Senior Securities                                      10
Item 4.  Submission of Matters to a Vote of Security Holders                  10
Item 5.  Other Information                                                    10
Item 6.  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    11

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                   December 31,      September 30,
                                                                       2003               2003
                                                                     --------           --------

Assets

Cash and due from banks                                              $  1,889           $  1,886
Interest-bearing deposits                                                 301                145
                                                                     --------           --------
     Total cash and cash equivalents                                    2,190              2,031

Certificates of deposit                                                 1,500              1,700
Investment securities available for sale                               22,049             23,884
Invesment securities held to maturity                                   1,529              1,802
Loans receivable, net                                                  57,431             55,362
Accrued interest receivable                                               346                383
Federal Home Loan Bank of New York stock, at cost                         564                564
Premises and equipment                                                  1,714              1,750
Other assets                                                              165                268
                                                                     --------           --------
     Total assets                                                    $ 87,488           $ 87,744
                                                                     ========           ========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                             $ 79,271           $ 78,408
Borrowed funds                                                              -              1,200
Advances from borrowers for taxes and insurance                           405                413
Other liabilities                                                         493                543
                                                                     --------           --------
     Total liabilities                                                 80,169             80,564
                                                                     --------           --------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                               -                  -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                           43                 43
Additional paid-in-capital                                              1,695              1,690
Unallocated employee stock ownership plan shares                          (59)               (63)
Retained earnings - substantially restricted                            5,527              5,409
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                            113                101
                                                                     --------           --------
     Total stockholders' equity                                         7,319              7,180
                                                                     --------           --------

     Total liabilities and stockholders' equity                      $ 87,488           $ 87,744
                                                                     ========           ========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)

                                                                  For the Three Months Ended
                                                                          December 31,
                                                                  --------------------------
                                                                          2003     2002
                                                                         ------   ------
Interest income:
   Loans receivable                                                      $  860   $  799
   Investment securities                                                    191      279
   Other interest-earning assets                                             16       33
                                                                         ------   ------
        Total interest income                                             1,067    1,111
                                                                         ------   ------

Interest expense:
   Deposits                                                                 239      335
   Borrowed funds                                                             -        -
                                                                         ------   ------
        Total interest expense                                              239      335
                                                                         ------   ------

Net interest income before provision for loan losses                        828      776
Provision for loan losses                                                    12       24
                                                                         ------   ------
        Net interest income after provision for loan losses                 816      752
                                                                         ------   ------

Non-interest income:
   Loan fees and late charges                                                13       12
   Account servicing and other                                              102      102
   Gain on sale of loans                                                      2        2
                                                                         ------   ------
        Total non-interest income                                           117      116
                                                                         ------   ------

Non-interest expense:
   Compensation and benefits                                                401      335
   Occupany and equipment                                                    79       63
   Service bureau and data processing                                       102       95
   Other expense                                                            145      147
                                                                         ------   ------
        Total non-interest expense                                          727      640
                                                                         ------   ------

        Income before provision for income taxes                            206      228
Provision for income taxes                                                   88       95
                                                                         ------   ------
        Net income                                                          118      133

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax       12       22
                                                                         ------   ------
Comprehensive income                                                     $  130   $  155
                                                                         ======   ======

Earnings per common share:
  Basic                                                                  $ 0.28   $ 0.32
  Diluted                                                                $ 0.28   $ 0.32

Weighted average number of shares outstanding:
  Basic                                                                     419      418
  Diluted                                                                   423      422

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                 Accumulated
                                                   Additional                                       Other
                                      Common         Paid-in        Unallocated     Retained     Comprehensive
                                      Stock          Capital        ESOP Shares     Earnings        Income         Total
                                   -------------  --------------  -----------------------------  -------------- ------------
Balance at September 30, 2003         $43          $1,690            ($63)           $5,409            $101       $7,180

Net income for the three months
  ended December 31, 2003               -               -               -               118               -          118

Change in unrealized gain on
  securities available for sale,
  net of income taxes                   -               -               -                 -              12           12

Amortization of ESOP shares             -               5               4                 -               -            9
                                      ---          ------            ----            ------            ----       ------

Balance at December 31, 2003          $43          $1,695            ($59)           $5,527            $113       $7,319
                                      ===          ======            ====            ======            ====       ======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                          For the Three Months Ended
                                                                                December 31,
                                                                          --------------------------
                                                                              2003       2002
                                                                             -------    -------
Cash flows from operating activities:
   Net income                                                                $   118    $   133
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             39         23
         Amortization of premiums and discounts, net                              19         30
         Amortization of deferred loan fees and costs, net                         -          3
         Provision for loan losses                                                12         24
         Gain on sale of loans                                                    (2)        (2)
         Decrease (increase) in other assets                                      95         (4)
         Decrease in accrued interest receivable                                  37         44
         Decrease in other liabilities                                           (50)      (142)
         Amortization of ESOP shares                                               9          8
                                                                             -------    -------
                   Net cash provided by operating activities                     277        117
                                                                             -------    -------

Cash flows from investing activities:
    Purchase of certificates of deposit                                            -     (1,000)
    Proceeds from maturities of certificates of deposit                          200          -
    Purchase of securities available for sale                                 (1,500)    (6,890)
    Proceeds from payments and maturities of securities available for sale     3,336      5,515
    Purchase of securities held to maturity                                     (140)         -
    Proceeds from payments and maturities of securities held to maturity         413        526
    Loan originations, net of principal repayments                            (2,297)    (5,009)
    Proceeds from sale of loans                                                  218      1,392
    Purchase of premises and equipment                                            (3)      (117)
                                                                             -------    -------
                   Net cash provided by (used in) investing activities           227     (5,583)
                                                                             -------    -------

Cash flows from financing activities:
    Net increase in deposits                                                     863         61
    Net (decrease) increase in short-term borrowed funds                      (1,200)       600
    Proceeds from other borrowed funds                                             -         26
   (Decrease) increase in advance payments by borrowers for taxes
       and insurance                                                              (8)        50
                                                                             -------    -------
                   Net cash (used in) provided by financing activities          (345)       737
                                                                             -------    -------

    Net increase (decrease) in cash and cash equivalents                         159     (4,729)
    Cash and cash equivalents at beginning of period                           2,031      7,223
                                                                             -------    -------
    Cash and cash equivalents at end of period                               $ 2,190    $ 2,494
                                                                             =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                  238        343
        Income taxes                                                            --          143

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized gain on securities available for sale, net of tax        12         22


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

The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results to be expected for the year ending September 30, 2004, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2003 included in the Company's Annual Report on form 10-KSB.

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

Overview

         At December 31, 2003, the Company had total assets, deposits and stockholders' equity of $87.5 million, $79.3 million and $7.3 million, respectively. For the three months ended December 31, 2003, the Company reported net income of $118,000, or $.28 per diluted share, compared to $133,000, or $.32 per diluted share, for the same period in 2002.

Changes in Financial Condition

         Total assets decreased by $200,000 to $87.5 million at December 31, 2003, from $87.7 million at September 30, 2003. While total assets decreased slightly, loans receivable, net increased by $2.1 million and investment securities decreased by $2.1 million. In addition, certificates of deposit decreased by $200,000 from September 30, 2003 to December 31, 2003. Investment securities decreased by $2.1 million, to $23.6 million at December 31, 2003 from $25.7 million at September 30, 2003. Proceeds received from the calls of investment securities were reinvested in the loans receivable portfolio, which increased by $2.1 million, to $57.4 at December 31, 2003 from $55.3 million at September 30, 2003. The increase in loans receivable, net was primarily attributable to an increase of $1.9 million in the commercial real estate and multifamily loan portfolios. Total deposits increased $900,000, to $79.3 million at December 31, 2003 from $78.4 million at September 30, 2003, while borrowed funds decreased by $1.2 million as short-term borrowed funds were repaid in full.

Results of Operations

         Net Interest Income. For the three-months ended December 31, 2003, the Company reported net interest income before provision for loan losses of $828,000, which represents an increase of $52,000 or 7% over the same period in 2002. The increase in net interest income was the result of a decrease in interest expense of $96,000, partially offset by a decrease in interest income of $44,000. The interest rate spread increased to 3.70% for the three months ended December 31, 2003 from 3.56% for the three months ended December 31, 2002, as the yield on interest-earning assets decreased less than the cost of interest-bearing liabilities.

         The average balance of total interest-earning assets for the three months ended December 31, 2003 increased by $4.6 million compared to the three months ended December 31, 2002, while the average yield decreased to 5.08% from 5.62%. The decrease in total interest income of $44,000 for the three months ended December 31, 2003 is comprised of a decrease in interest income of $88,000 on investment securities and $17,000 on other interest-earning assets, offset by an increase in interest income of $61,000 on loans receivable. While average loan receivable balances increased by $9.3 million for the three months ended December 31, 2003 compared to the same 2002 period, the average yield declined to 6.01% from 6.71%. For the three months ended December 31, 2003, the average balance of investment securities decreased by $2.5 million compared to the same 2002 period, while the average yield fell to 3.12% from 4.13%. The average balance of other interest-earning assets decreased by $2.2 million for the three months ended December 31, 2003 compared to the three months ended December 31, 2002, while the yield fell to 2.81% from 2.95%.

         Average interest-bearing liabilities increased by $4.2 million for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The cost of interest-bearing liabilities decreased to 1.38% for the three-month period ended December 31, 2003, compared to 2.06% for the same period of 2002.

         Provision for Loan Losses. The provision for loan losses was $12,000 for the three month period ended December 31, 2003, compared to $24,000 for the same period in 2002. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest  Income.   Non-interest  income  increased  slightly,   to
$117,000 for the three months ended December 31, 2003, compared to $116,000 for the same period in 2002.

         Non-interest Expense. Total non-interest expense for the three-month period ended December 31, 2003 increased $87,000 to $727,000, from $640,000 for the same period in 2002. The most significant increases were in compensation and benefits and occupancy and equipment expense. Compensation and benefits increased by $66,000, primarily the result of merit raises to our employees, staff additions to accommodate the continued growth of the Bank and increased benefit costs. Occupancy and equipment expenses increased by $16,000 for the three-month period ended December 31, 2003. The increase in occupancy and equipment expense was attributable to an increase in depreciation expense related to the conversion of our computer system. The Bank converted from its primary third-party core data processing service provider to a new provider in fiscal 2003. In conjunction with the conversion, the Bank also installed a wide area network and replaced much of its data processing equipment.

Provision for Income Taxes. In July, 2002, the New Jersey legislature passed changes to the Corporation Business Tax ("CBT"). One of these changes repealed the 3% Savings Institution Tax, thus subjecting all savings institutions to the 9% CBT. This is applicable to the state taxes calculated for the Bank, as the state tax return is filed on an unconsolidated basis. As state taxes are deductible in the calculation of federal income taxes, the net effect of this tax change is an increase in tax expense of approximately 4% of taxable income. This tax rate change was effective for the year beginning October 1, 2002.

Liquidity and Regulatory Capital Compliance

         On December 31, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:

                                           Amount             Percent
                                           ------             -------

Tangible capital                          $7,056                8.08%
Tangible capital requirement               1,310                1.50%
                                          ------               -----
Excess over requirement                   $5,746                6.58%
                                          ======               =====

Core capital                              $7,056                8.08%
Core capital requirement                   3,493                4.00%
                                          ------               -----
Excess over requirement                   $3,563                4.08%
                                          ======               =====

Risk-based capital                        $7,533               14.92%
Risk-based capital requirement             4,039                8.00%
                                          ------               -----
Excess over requirement                   $3,494                6.92%
                                          ======               =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2003, the Bank had outstanding commitments to originate loans of $3.4 million. At December 31, 2003, there were commitments on unused lines of credit of $7.7 million and $110,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of December 31, 2003, totaled $17.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.



Additional Key Operating Ratios

                                               At or for the Three Months
                                                    Ended December 31,
                                                  2003(1)             2002(1)
                                               --------------      -------------

Earnings per common share (2):
    Basic                                          $0.28         $0.32
    Diluted                                        $0.28         $0.32
Return on average assets (1)                         .53%          .64%
Return on average equity (1)                        6.51%         7.84%
Interest rate spread (1)                            3.70%         3.56%
Net interest margin (1)                             3.95%         3.93%
Non-interest expense to average assets (1)          3.28%         3.08%
Non-performing assets to total assets                .22%          .55%
Non-performing loans to total loans                  .34%          .93%

                                                       At  December 31,
                                                    2003                  2002
                                               ---------------         ---------

Book value per share (3)                          $17.20                $16.20

-----------
(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended December 31, 2003, was 419,228 basic and 422,701 diluted. The average number of shares outstanding during the three months ended December 31, 2002, was 417,660 basic and 421,606 diluted.
(3) There were 425,500 shares outstanding as of December 31, 2003 and December 31, 2002.

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

         (b) Changes in internal control over financial reporting. During the period under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                    (a)  Not applicable.
                    (b)  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) List of Exhibits:

                      3.1     Federal Stock Charter*
                      3.2     Bylaws*
                      4.0     Form of Stock Certificate*
                     10.2     Directors' Retirement Plan**
                     10.3     Stock Option Plan*
                     10.4     Restricted Stock Plan*
                     10.5     Employment Agreement between Janice A. Summers and Roebling Bank***
                     10.6     Employment Agreement between Frank J. Travea, III and Roebling Bank***
                     31       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and
                                Chief Financial Officer
                     32       Section 1350 Certification

                   (b) Reports on Form 8-K

                           None

------------------
* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.
** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.
*** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB filed with the Commission on December 24, 2003.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROEBLING FINANCIAL CORP, INC.


Date:  February 12, 2004      By: /s/Frank J. Travea, III
                                  ----------------------------------------------
                                  Frank J. Travea, III
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

Date:  February 12, 2004      By: /s/Janice A. Summers
                                  ----------------------------------------------
                                  Janice A. Summers
                                  Senior Vice President, Chief Operating Officer
                                    and Chief Financial Officer
                                  (Principal Accounting Officer))