Form 10QSB
period 2004-03-31
ROEBLING FINANCIAL CORP INC
filed 2004-05-10
CIK 1104681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ________

                         Commission file number 0-29257

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

United States                                                  22-3709698
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                             identification no.)

Route 130 and Delaware Avenue, Roebling New Jersey               08554
--------------------------------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code  (609) 499-0355
                                                --------------
                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been
subject to such filing requirements for the past 90 days; Yes X   No
                                                             ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 7, 2004

        Class                                              Outstanding
---------------------------                             ------------------
$.10 par value common stock                               425,500 shares

         Transitional Small Business Disclosure format (check one)

                         Yes            No   X
                            ---             ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto              1 - 6
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7- 10
Item 3.  Controls and Procedures                                           10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11
Item 2.  Changes in Securities and Small Business Issuer Purchases
           of Equity Securities                                            11
Item 3.  Defaults upon Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders               11
Item 5.  Other Information                                                 11
Item 6.  Exhibits and Reports on Form 8-K                                 11-12

SIGNATURES                                                                 13

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                     March 31,  September 30,
                                                                       2004         2003
                                                                     --------   ------------
ASSETS

Cash and due from banks                                              $  1,818    $  1,886
Interest-bearing deposits                                                 582         145
                                                                     --------    --------
     Total cash and cash equivalents                                    2,400       2,031

Certificates of deposit                                                 1,500       1,700
Investment securities available for sale                               20,787      23,884
Invesment securities held to maturity                                   1,251       1,802
Loans receivable, net                                                  58,772      55,362
Accrued interest receivable                                               350         383
Federal Home Loan Bank of New York stock, at cost                         564         564
Premises and equipment                                                  1,690       1,750
Other assets                                                              171         268
                                                                     --------    --------
     Total assets                                                    $ 87,485    $ 87,744
                                                                     ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                             $ 78,976    $ 78,408
Borrowed funds                                                             --       1,200
Advances from borrowers for taxes and insurance                           437         413
Other liabilities                                                         559         543
                                                                     --------    --------
     Total liabilities                                                 79,972      80,564
                                                                     --------    --------
STOCKHOLDERS' EQUITY

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                              --          --
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                           43          43
Additional paid-in-capital                                              1,702       1,690
Unallocated employee stock ownership plan shares                          (55)        (63)
Retained earnings - substantially restricted                            5,648       5,409
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                            175         101
                                                                     --------    --------
     Total stockholders' equity                                         7,513       7,180
                                                                     --------    --------
     Total liabilities and stockholders' equity                      $ 87,485    $ 87,744
                                                                     ========    ========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                            For the Three Months Ended
                                                                     March 31,
                                                                2004          2003
                                                              -------        -------
Interest income:
   Loans receivable                                           $   852        $   806
   Investment securities                                          187            247
   Other interest-earning assets                                   17             31
                                                              -------        -------
        Total interest income                                   1,056          1,084
                                                              -------        -------
Interest expense:
   Deposits                                                       219            297
   Borrowed funds                                                   1           --
        Total interest expense                                    220            297

Net interest income before provision for loan losses              836            787
Provision for loan losses                                           4             12
                                                              -------        -------
        Net interest income after provision for loan losses       832            775
                                                              -------        -------

Non-interest income:
   Loan fees and late charges                                      14             20
   Account servicing and other                                     96             98
   Gain on sale of loans                                         --                4
                                                              -------        -------
        Total non-interest income                                 110            122
                                                              -------        -------

Non-interest expense:
   Compensation and benefits                                      406            363
   Occupany and equipment                                          83             72
   Service bureau and data processing                              99             99
   Federal insurance premiums                                       3              3
   Other expense                                                  139            137
                                                              -------        -------
        Total non-interest expense                                730            674
                                                              -------        -------

        Income before provision for income taxes                  212            223
Provision for income taxes                                         91             95
                                                              -------        -------
        Net income                                                121            128

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale,
      net of tax                                                   63            (51)
                                                              -------        -------
Comprehensive income                                          $   184        $    77
                                                              =======        =======

Earnings per common share:
  Basic                                                       $  0.29        $  0.31
  Diluted                                                     $  0.28        $  0.30

Weighted average number of shares outstanding:
  Basic                                                           420            418
  Diluted                                                         424            422

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                       For the Six Months Ended
                                                                              March 31,
                                                                       ------------------------
                                                                           2004          2003
                                                                         -------        -------
Interest income:
   Loans receivable                                                      $ 1,712        $ 1,605
   Investment securities                                                     378            526
   Other interest-earning assets                                              33             64
                                                                         -------        -------
        Total interest income                                              2,123          2,195
                                                                         -------        -------
Interest expense:
   Deposits                                                                  458            632
   Borrowed funds                                                              1             --
        Total interest expense                                               459            632

Net interest income before provision for loan losses                       1,664          1,563
Provision for loan losses                                                     16             36
                                                                         -------        -------
        Net interest income after provision for loan losses                1,648          1,527
                                                                         -------        -------
Non-interest income:
   Loan fees and late charges                                                 27             33
   Account servicing and other                                               198            199
   Gain on sale of loans                                                       2              6
                                                                         -------        -------
        Total non-interest income                                            227            238
                                                                         -------        -------

Non-interest expense:
   Compensation and benefits                                                 807            698
   Occupany and equipment                                                    162            135
   Service bureau and data processing                                        201            194
   Federal insurance premiums                                                  6              6
   Other expense                                                             281            281
                                                                         -------        -------
        Total non-interest expense                                         1,457          1,314
                                                                         -------        -------

        Income before provision for income taxes                             418            451
Provision for income taxes                                                   179            190
                                                                         -------        -------
        Net income                                                           239            261

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale,
       net of tax                                                             74            (29)
                                                                         -------        -------
Comprehensive income                                                     $   313        $   232
                                                                         =======        =======
Earnings per common share:
  Basic                                                                  $  0.57        $  0.63
  Diluted                                                                $  0.56        $  0.62

Weighted average number of shares outstanding:
  Basic                                                                      419            418
  Diluted                                                                    423            422

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                  Accumulated
                                                      Additional                                      Other
                                         Common        Paid-in        Unallocated     Retained    Comprehensive
                                         Stock         Capital        ESOP Shares     Earnings        Income        Total
                                         ------       ----------      -----------     --------    -------------    ------

Balance at September 30, 2003               $43          $1,690           ($63)        $5,409           $101       $7,180

Net income for the six months
  ended March 31, 2004                        -               -              -            239              -          239

Change in unrealized gain on
  securities available for sale,
  net of income taxes                         -               -              -             -              74           74

Amortization of ESOP shares                   -              12              8             -               -           20
                                            ---          ------           ----         ------           ----       ------
Balance at March 31, 2004                   $43          $1,702           ($55)        $5,648           $175       $7,513
                                            ===          ======           ====         ======           ====       ======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                           For the Six Months Ended
                                                                                  March 31,
                                                                           ------------------------
                                                                               2004        2003
                                                                             --------    --------
Cash flows from operating activities:
   Net income                                                                $    239    $    261
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                              78          47
         Amortization of premiums and discounts, net                               31          62
         Amortization of deferred loan fees and costs, net                          1          11
         Provision for loan losses                                                 16          36
         Gain on sale of loans                                                     (2)         (6)
         Decrease in other assets                                                  24           9
         Decrease in accrued interest receivable                                   33           2
         Decrease in accrued interest payable                                      --          (9)
         Increase (decrease) in other liabilities                                  39        (153)
         Amortization of ESOP shares                                               20          16
                                                                             --------    --------
                   Net cash provided by operating activities                      479         276
                                                                             --------    --------

Cash flows from investing activities:
    Purchase of certificates of deposit                                            --      (1,000)
    Proceeds from maturities of certificates of deposit                           200          --
    Purchase of securities available for sale                                  (3,500)     (9,390)
    Proceeds from payments and maturities of securities available for sale      6,690      10,281
    Purchase of securities held to maturity                                      (140)         --
    Proceeds from payments and maturities of securities held to maturity          691         910
    Loan originations, net of principal repayments                             (3,851)     (8,218)
    Proceeds from sale of loans                                                   426       2,280
    Purchase of premises and equipment                                            (18)       (213)
                                                                             --------    --------
                   Net cash provided by (used in) investing activities            498      (5,350)
                                                                             --------    --------

Cash flows from financing activities:
    Net increase in deposits                                                      568       1,647
    Net (decrease) increase in short-term borrowed funds                       (1,200)         24
    Increase in advance payments by borrowers for taxes
       and insurance                                                               24          25
                                                                             --------    --------
                   Net cash (used in) provided by financing activities           (608)      1,696
                                                                             --------    --------

    Net increase (decrease) in cash and cash equivalents                          369      (3,378)
    Cash and cash equivalents at beginning of period                            2,031       7,223
                                                                             --------    --------
    Cash and cash equivalents at end of period                               $  2,400    $  3,845
                                                                             ========    ========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                   459         641
        Income taxes                                                              254         259

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized gain on securities available for sale, net of tax         74         (29)


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

The results of operations for the three and six months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending September 30, 2004, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2003 included in the Company's Annual Report on form 10-KSB.

NOTE 2 - SUBSEQUENT EVENT

On April 8, 2004, The Boards of Directors of Roebling Financial Corp., MHC (the "MHC"), the Company and Roebling Bank (the "Bank") adopted a Plan of Conversion and Reorganization of the MHC and Plans of Merger between the MHC, the Company and the Bank (collectively, the "Plan"), whereby the MHC will cease to exist, the shares of Company Stock held by the MHC will be canceled, and a liquidation account will be established for the benefit of eligible members of the MHC as of specified dates. Stock of the Company held by the stockholders (other than the MHC) will be automatically converted into the right to receive shares of a to-be-formed stock holding company ("New Company") based on an exchange ratio to be determined. Pursuant to the Plan, the New Company will offer shares of conversion stock in a subscription offering to certain eligible account holders and members and employee stock benefit plans. Any shares of conversion stock remaining unsold after the subscription offering will be offered for sale to the public through a community offering and/or syndicated community offering. The Plan is subject to approval by the Office of Thrift Supervision. The Plan must also be approved by at least a majority of the votes eligible to be cast by MHC members at a meeting at which the Plan will be submitted for their approval. In addition, the Plan is also subject to approval by the stockholders of the Company. The additional capital raised will help support future growth.

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

OVERVIEW

         At March 31, 2004, the Company had total assets, deposits and stockholders' equity of $87.5 million, $79.0 million and $7.5 million, respectively. For the three months ended March 31, 2004, the Company reported net income of $121,000, or $.28 per diluted share, compared to $128,000, or $.30 per diluted share, for the same period in 2003. For the six months ended March 31, 2004, the Company reported net income of $239,000, or $.56 per diluted share, compared to $261,000, or $.62 per diluted share, for the same period in 2003.

CHANGES IN FINANCIAL CONDITION

         Total assets decreased by $200,000 to $87.5 million at March 31, 2004, from $87.7 million at September 30, 2003. While total assets decreased slightly, loans receivable, net increased by $3.4 million and investment securities decreased by $3.7 million. Proceeds received from the calls of investment securities were reinvested in the loans receivable portfolio, which increased to $58.8 million at March 31, 2004 from $55.4 million at September 30, 2003. The increase in loans receivable, net was primarily attributable to an increase of $3.6 million in the commercial real estate and multifamily loan portfolios. Total deposits increased $600,000, to $79.0 million at March 31, 2004 from $78.4 million at September 30, 2003, while borrowed funds decreased by $1.2 million as short-term borrowed funds were repaid in full.

RESULTS OF OPERATIONS

         Net Interest Income. For the three-months ended March 31, 2004, the Company reported net interest income before provision for loan losses of $836,000, which represents an increase of $49,000 or 6% over the same period in 2003. The increase in net interest income was the result of a decrease in interest expense of $77,000, partially offset by a decrease in interest income of $28,000. The interest rate spread increased to 3.76% for the three months ended March 31, 2004 from 3.64% for the three months ended March 31, 2003, as the yield on interest-earning assets decreased less than the cost of interest-bearing liabilities. For the six-month period ended March 31, 2004, the Company reported net interest income before provision for loan losses of $1,664,000, compared to $1,563,000 for the six months ended March 31, 2003. The interest rate spread was 3.74% for the six months ended March 31, 2004 compared to 3.60% for the six months ended March 31, 2003, while the net interest margin was 3.98% and 3.96%, respectively, for the same periods.

         The average balance of total interest-earning assets for the three months ended March 31, 2004 increased by $3.4 million compared to the three months ended March 31, 2003, while the average yield decreased to 5.05% from 5.48%. The decrease in total interest income of $28,000 for the three months ended March 31, 2004 is comprised of a decrease in interest income of $60,000 on investment securities and $14,000 on other interest-earning assets, offset by an increase in interest income of $46,000 on loans receivable. While average loan receivable balances increased by $7.9 million for the three months ended March 31, 2004 compared to the same 2003 period, the average yield declined to 5.90% from 6.53%. For the three months ended March 31, 2004, the average balance of investment securities decreased by $2.4 million compared to the same 2003 period, while the average yield fell to 3.25% from 3.88%. The average balance of other interest-earning assets decreased by $2.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, while the yield fell to 2.72% from 2.79%.

         The average balance of total interest-earning assets for the six months ended March 31, 2004 increased by $4.0 million compared to the six months ended March 31, 2003, while the average yield decreased to 5.08% from 5.55%. The decrease in total interest income of $72,000 for the six months ended March 31, 2004 is comprised of a decrease in interest income of $148,000 on investment securities and $31,000 on other interest-earning assets, offset by an increase in interest income of $107,000 on loans receivable. While average loan receivable balances increased by $8.6 million for the six months ended March 31, 2004 compared to the same 2003 period, the average yield declined to 5.96% from 6.62%. For the six months ended March 31, 2004, the average balance of investment securities decreased by $2.7 million compared to the same 2003 period, while the average yield fell to 3.22% from 4.01%. The average balance of other interest-earning assets decreased by $1.8 million for the six months ended March 31, 2004 compared to the six months ended March 31, 2003, while the yield fell to 2.47% from 2.87%.

         Average interest-bearing liabilities increased by $3.1 million and $3.6 million for the three and six months ended March 31, 2004, respectively, compared to same 2003 periods. The cost of interest-bearing liabilities decreased to 1.29% for the three-month period ended March 31, 2004, compared to 1.84% for the same period of 2003. For the six-month period ended March 31, 2004, the cost of interest-bearing liabilities decreased to 1.34% from 1.95% for the same period in 2003.

         Provision for Loan Losses. The provision for loan losses was $4,000 and $16,000, respectively, for the three and six-month periods ended March 31, 2004, compared to $12,000 and $36,000 for the same periods in 2003. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income decreased $12,000, or 10%, to $110,000 for the three months ended March 31, 2004, compared to $122,000 for same period in 2003. Non-interest income decreased $11,000, or 5%, to $227,000 for the six months ended March 31, 2004, compared to $238,000 for same period in 2003. Decreases in non-interest income were primarily due to decreases in fees related to ATM and debit card transactions, a decrease in late charges collected on loans and a decrease in gain on sale of loans. While ATM and debit card fees and gain on sale of loans are volume-related, the decrease in late charges is due to the collection in fiscal 2003 of a significant late charge balance on the payoff of one mortgage loan.

         Non-interest Expense. Total non-interest expense for the three and six-month periods ended March 31, was $730,000 and $1,457,000, respectively, compared to $674,000 and $1,314,000 for the same period in 2003. The most significant increases were in compensation and benefits and occupancy and equipment expense. Compensation and benefits increased by $43,000 and $109,000 for the three and six-month periods ended March 31, 2004, primarily the result of merit raises to our employees, staff additions to accommodate the continued growth of the Bank and increased benefit costs. Occupancy and equipment expenses increased by $11,000 and $27,000 for the three and six-month periods ended March 31, 2004, respectively. The increase in occupancy and equipment expense was attributable to an increase in depreciation expense related to the conversion of our computer system. The Bank converted from its primary third-party core data processing service provider to a new provider in fiscal 2003. In conjunction with the conversion, the Bank also installed a wide area network and replaced much of its data processing equipment.

LIQUIDITY AND REGULATORY CAPITAL COMPLIANCE

         On March 31, 2004, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                           Amount        Percent
                                                           ------        -------
Tangible capital                                           $7,187         8.24%
Tangible capital requirement                                1,308         1.50%
                                                           ------        -----
Excess over requirement                                    $5,879         6.74%
                                                           ======        =====

Core capital                                               $7,187         8.24%
Core capital requirement                                    3,489         4.00%
                                                           ------        -----
Excess over requirement                                    $3,698         4.24%
                                                           ======        =====

Risk-based capital                                         $7,668        14.81%
Risk-based capital requirement                              4,142         8.00%
                                                           ------        -----
Excess over requirement                                    $3,526         6.81%
                                                           ======        =====

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2004, the Bank had outstanding commitments to originate loans of $3.1 million. At March 31, 2004, there were commitments on unused lines of credit of $7.9 million and $110,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of March 31, 2004, totaled $16.4 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.



ADDITIONAL KEY OPERATING RATIOS

                                                     At or for the Three Months
                                                         Ended March 31,
                                                      2004(1)       2003(1)
                                                      -------       -------

Earnings per common share (2):
    Basic                                              $ 0.29       $ 0.31
    Diluted                                            $ 0.28       $ 0.30
Return on average assets (1)                             0.55%        0.61%
Return on average equity (1)                             6.52%        7.36%
Interest rate spread (1)                                 3.76%        3.64%
Net interest margin (1)                                  4.01%        3.98%
Non-interest expense to average assets (1)               3.32%        3.20%
Non-performing assets to total assets                    0.14%        0.54%
Non-performing loans to total loans                      0.20%        0.88%

                                                           At  March 31,
                                                         2004         2003
                                                       ------       ------

Book value per share (3)                               $17.66       $16.40

___________
(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2004, was 419,620 basic and 424,126 diluted. The average number of shares outstanding during the three months ended March 31, 2003, was 418,052 basic and 422,032 diluted.
(3)  There were 425,500  shares  outstanding  as of March 31, 2004 and March 31,
     2003.


                                                    For the Six Months Ended
                                                           March 31,
                                                    2004(1)       2003(1)
                                                    -------       -------
Earnings per common share (2):
    Basic                                           $   0.57     $   0.63
    Diluted                                         $   0.56     $   0.62
Return on average assets (1)                            0.54%        0.62%
Return on average equity (1)                            6.52%        7.60%
Interest rate spread (1)                                3.74%        3.60%
Net interest margin (1)                                 3.98%        3.96%
Non-interest expense to average assets (1)              3.30%        3.14%

_________
(1)      The ratios for the six-month periods presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2004, was 419,424 basic and 423,414 diluted. The average number of shares outstanding during the six months ended March 31, 2003, was 417,856 basic and 421,819 diluted.

CONTROLS AND PROCEDURES
-----------------------

         (a) Evaluation of disclosure controls and procedures. The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of the Company was held on January 26, 2004 and the following matters were voted upon:

          Proposal I - Election of Directors for terms to expire in 2007

                                               For              Withheld
                                             -------            --------
          Mark V. Dimon                      364,752             7,650
          John J. Ferry                      364,752             7,650

          Proposal II - Ratification of Appointment of Accountants for the fiscal year ended September 30, 2004

                           For              Against           Abstain
                           -------          -------           -------
                           364,652             0               7,750

          There were no broker non-votes on either of the above proposals.

ITEM 5.   OTHER INFORMATION

          (a) Not applicable.
          (b) Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) List of Exhibits:

               3.1     Federal Stock Charter*
               3.2     Bylaws*
               4.0     Form of Stock Certificate*
              10.2     Directors' Retirement Plan**
              10.3     Stock Option Plan*
              10.4     Restricted Stock Plan*
              10.5     Employment Agreement between Janice A. Summers
                         and Roebling Bank***
              10.6     Employment Agreement between Frank J. Travea, III
                         and Roebling Bank***
              31       Rule 13a-14(a)/15d-14(a) Certifications of Chief
                         Executive Officer and Chief Financial Officer
              32       Section 1350 Certification

                  (b) Reports on Form 8-K

                           None

__________________
* Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.
** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.
*** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB filed with the Commission on December 24, 2003.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ROEBLING FINANCIAL CORP, INC.


Date:  May 10, 2004                  By:/s/Frank J. Travea, III
                                        ----------------------------------------
                                        Frank J. Travea, III
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date:  May 10, 2004                  By:/s/Janice A. Summers
                                        ----------------------------------------
                                        Janice A. Summers
                                        Senior Vice President, Chief Operating
                                             Officer and Chief Financial Officer
                                        (Principal Financial and Accounting
                                            Officer)