Form 10QSB
period 2004-06-30
ROEBLING FINANCIAL CORP INC
filed 2004-07-30
CIK 1104681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2004
                               -------------------------------------------------

                                       OR

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

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been
subject to such filing requirements for the past 90 days; Yes  X   No
                                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 29, 2004

          Class                                                    Outstanding
---------------------------                                     ----------------
$.10 par value common stock                                      425,500 shares

            Transitional Small Business Disclosure format (check one)
                                    Yes            No   X
                                        --------     ---------

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto               1 - 6
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7 - 11
Item 3.  Controls and Procedures                                              12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13
Item 2.  Changes in Securities and
              Small Business Issuer Purchases of Equity Securities            13
Item 3.  Defaults upon Senior Securities                                      13
Item 4.  Submission of Matters to a Vote of Security Holders                  13
Item 5.  Other Information                                                    13
Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                    14

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                     June 30,  September 30,
                                                                       2004        2003
                                                                     --------    --------
Assets

Cash and due from banks                                              $  1,632    $  1,886
Interest-bearing deposits                                                 169         145
                                                                     --------    --------
     Total cash and cash equivalents                                    1,801       2,031

Certificates of deposit                                                 1,300       1,700
Investment securities available for sale                               20,501      23,884
Invesment securities held to maturity                                   1,137       1,802
Loans receivable, net                                                  62,055      55,362
Accrued interest receivable                                               349         383
Federal Home Loan Bank of New York stock, at cost                         558         564
Premises and equipment                                                  1,716       1,750
Other assets                                                              479         268
                                                                     --------    --------
     Total assets                                                    $ 89,896    $ 87,744
                                                                     ========    ========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                             $ 78,063    $ 78,408
Borrowed funds                                                          3,500       1,200
Advances from borrowers for taxes and insurance                           461         413
Other liabilities                                                         472         543
                                                                     --------    --------
     Total liabilities                                                 82,496      80,564
                                                                     --------    --------

Stockholders' equity

Serial preferred stock, no par value; 1,000,000 shares authorized;
  none issued                                                               -           -
Common stock; $0.10 par value; 4,000,000 shares authorized;
  425,500 issued                                                           43          43
Additional paid-in-capital                                              1,712       1,690
Unallocated employee stock ownership plan shares                          (51)        (63)
Retained earnings - substantially restricted                            5,791       5,409
Accumulated other comprehensive income - unrealized gain (loss)
  on securities available for sale, net of tax                            (95)        101
                                                                     --------    --------
     Total stockholders' equity                                         7,400       7,180
                                                                     --------    --------

     Total liabilities and stockholders' equity                      $ 89,896    $ 87,744
                                                                     ========    ========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                     For the Three Months Ended
                                                                               June 30,
                                                                         ------------------
                                                                           2004       2003
                                                                         -------    -------
Interest income:
   Loans receivable                                                      $   864    $   857
   Investment securities                                                     185        228
   Other interest-earning assets                                              15         29
                                                                         -------    -------
        Total interest income                                              1,064      1,114
                                                                         -------    -------

Interest expense:
   Deposits                                                                  203        283
   Borrowed funds                                                              5          -
                                                                         -------    -------
        Total interest expense                                               208        283
                                                                         -------    -------

Net interest income before provision for loan losses                         856        831
Provision for loan losses                                                      3         12
                                                                         -------    -------
        Net interest income after provision for loan losses                  853        819
                                                                         -------    -------

Non-interest income:
   Loan fees and late charges                                                 14         23
   Account servicing and other                                               103        103
   Gain on sale of loans                                                       -          5
                                                                         -------    -------
        Total non-interest income                                            117        131
                                                                         -------    -------

Non-interest expense:
   Compensation and benefits                                                 393        352
   Occupany and equipment                                                     79         61
   Service bureau and data processing                                         98        102
   Federal insurance premiums                                                  3          3
   Other expense                                                             138        151
                                                                         -------    -------
        Total non-interest expense                                           711        669
                                                                         -------    -------

        Income before provision for income taxes                             259        281
Provision for income taxes                                                   116        118
                                                                         -------    -------
        Net income                                                           143        163

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax      (270)        18
                                                                         -------    -------
Comprehensive income (loss)                                              ($  127)   $   181
                                                                         =======    =======

Earnings per common share:
  Basic                                                                  $  0.34    $  0.39
  Diluted                                                                $  0.34    $  0.39

Weighted average number of shares outstanding:
  Basic                                                                      420        418
  Diluted                                                                    426        422

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                               For the Nine Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                    2004       2003
                                                                  -------    -------
Interest income:
   Loans receivable                                               $ 2,575    $ 2,462
   Investment securities                                              563        754
   Other interest-earning assets                                       48         93
                                                                  -------    -------
        Total interest income                                       3,186      3,309
                                                                  -------    -------

Interest expense:
   Deposits                                                           661        915
   Borrowed funds                                                       6       --
                                                                  -------    -------
        Total interest expense                                        667        915
                                                                  -------    -------

Net interest income before provision for loan losses                2,519      2,394
Provision for loan losses                                              19         48
                                                                  -------    -------
        Net interest income after provision for loan losses         2,500      2,346
                                                                  -------    -------

Non-interest income:
   Loan fees and late charges                                          41         56
   Account servicing and other                                        300        302
   Gain on sale of loans                                                2         11
                                                                  -------    -------
        Total non-interest income                                     343        369
                                                                  -------    -------

Non-interest expense:
   Compensation and benefits                                        1,199      1,049
   Occupany and equipment                                             241        197
   Service bureau and data processing                                 299        295
   Federal insurance premiums                                           9          9
   Other expense                                                      419        433
                                                                  -------    -------
        Total non-interest expense                                  2,167      1,983
                                                                  -------    -------

        Income before provision for income taxes                      676        732
Provision for income taxes                                            294        308
                                                                  -------    -------
        Net income                                                    382        424

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax      (196)       (10)
                                                                  -------    -------
Comprehensive income                                              $   186    $   414
                                                                  =======    =======

Earnings per common share:
  Basic                                                           $  0.91    $  1.02
  Diluted                                                         $  0.90    $  1.01

Weighted average number of shares outstanding:
  Basic                                                               420        418
  Diluted                                                             424        422

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                           Accumulated
                                                Additional                                   Other
                                    Common       Paid-in     Unallocated     Retained     Comprehensive
                                     Stock       Capital     ESOP Shares     Earnings        Income         Total
                                     -----       -------     -----------     --------        ------         -----
Balance at September 30, 2003      $    43       $ 1,690       ($   63)       $ 5,409       $   101        $ 7,180

Net income for the nine months
  ended June 30, 2004                    -             -             -            382             -            382

Change in unrealized gain on
  securities available for sale,
  net of income taxes                    -             -             -              -          (196)          (196)

Amortization of ESOP shares              -            22            12              -             -             34
                                   -------       -------       -------        -------       -------        -------

Balance at June 30, 2004           $    43       $ 1,712       ($   51)       $ 5,791       ($   95)       $ 7,400
                                   =======       =======       =======        =======       =======        =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                           For the Nine Months Ended
                                                                                   June 30,
                                                                             --------------------
                                                                               2004        2003
                                                                             --------    --------
Cash flows from operating activities:
   Net income                                                                $    382    $    424
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             116          71
         Amortization of premiums and discounts, net                               36          93
         Amortization of deferred loan fees and costs, net                          4          31
         Provision for loan losses                                                 19          48
         Gain on sale of loans                                                     (2)        (11)
         Originations of loans held for sale, net of repayments                  (993)     (3,655)
         Proceeds from sale of loans held for sale                                994       3,666
         (Increase) decrease in other assets                                      (81)         40
         Decrease in accrued interest receivable                                   34          19
         Decrease in other liabilities                                            (71)       (176)
         Amortization of ESOP shares                                               34          24
                                                                             --------    --------
                   Net cash provided by operating activities                      472         574
                                                                             --------    --------

Cash flows from investing activities:
    Purchase of certificates of deposit                                             -      (1,000)
    Proceeds from maturities of certificates of deposit                           400           -
    Purchase of securities available for sale                                  (6,000)    (15,890)
    Proceeds from payments and maturities of securities available for sale      9,021      15,332
    Purchase of securities held to maturity                                      (140)          -
    Proceeds from payments and maturities of securities held to maturity          805       1,139
    Loan originations, net of principal repayments                             (6,915)     (8,608)
    Proceeds from sale of loans                                                   200           -
    Redemption (purchase) of Federal Home Loan Bank Stock                           6         (92)
    Purchase of premises and equipment                                            (82)       (346)
                                                                             --------    --------
                   Net cash used in investing activities                       (2,705)     (9,465)
                                                                             --------    --------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                          (345)      4,757
    Net increase in short-term borrowed funds                                   2,300          23
    Increase in advance payments by borrowers for taxes
       and insurance                                                               48          48
                                                                             --------    --------
                   Net cash provided by financing activities                    2,003       4,828
                                                                             --------    --------

    Net decrease in cash and cash equivalents                                    (230)     (4,063)
    Cash and cash equivalents at beginning of period                            2,031       7,223
                                                                             --------    --------
    Cash and cash equivalents at end of period                               $  1,801    $  3,160
                                                                             ========    ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                   671         929
        Income taxes                                                              259         359

Supplemental Schedule of Noncash Investing Activities:
    Change in unrealized gain on securities available for sale, net of tax       (196)        (10)

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

The results of operations for the three and nine months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending September 30, 2004, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2003 included in the Company's Annual Report on form 10-KSB.

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

         The Company is in the mutual holding form of organization. The Company has outstanding 425,500 shares of common stock, of which 195,960 are owned by public stockholders and the remainder of which are held by the mutual holding company. The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank. All references to the Company refer collectively to the Company and the Bank.

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

Overview

         At June 30, 2004, the Company had total assets, deposits and stockholders' equity of $89.9 million, $78.1 million and $7.4 million, respectively. For the three months ended June 30, 2004, the Company reported net income of $143,000, or $.34 per diluted share, compared to $163,000, or $.39 per diluted share, for the same period in 2003. For the nine months ended June 30, 2004, the Company reported net income of $382,000, or $.90 per diluted share, compared to $424,000, or $1.01 per diluted share, for the same period in 2003.

Changes in Financial Condition

         Assets. Assets totaled $89.9 million at June 30, 2004 as compared to $87.7 million at September 30, 2003. Loans receivable, net increased by $6.7 million, or 12.1%, and investment securities decreased by $4.0 million, or 15.8%. Investment securities decreased to $21.6 million at June 30, 2004 from $25.7 million at September 30, 2003. Proceeds received from the calls of investment securities were reinvested in the loans receivable portfolio, which increased to $62.1 million at June 30, 2004 from $55.4 million at September 30, 2003. As a result, our ratio of loans to assets increased to 69.0% at June 30, 2004 from 63.1% at September 30, 2003. We intend to continue to work with the goal of increasing the loan to asset ratio, as loans generally generate higher yields than investment securities, thereby contributing to more interest income. The increase in loans receivable, net was primarily attributable to an increase of $4.0 million in the commercial real estate, multi-family and construction and land loan portfolios. The one-to-four family mortgage portfolio increased by $1.1 million, to $33.6 million at June 30, 2004 from $32.5 million at September 30, 2003. The home equity loan portfolio increased by $1.9 million to $16.4 million from $14.5 million during the same period. Non-real estate commercial loans decreased by $227,000 to $1.5 million at June 30, 2004 from $1.7 million at September 30, 2003. Loans secured by one-to-four family residences, including home equity loans, have historically comprised the majority of the loan portfolio. While we expect this trend to continue, we intend to increase commercial lending, primarily mortgage-secured, in the future and, as a result, anticipate a modest shift in the ratio of one-to-four family mortgages and commercial related loans, including multifamily, commercial real estate and construction and land loans. The one-to-four family and home equity loan portfolios represented 80.7% of total loans at June 30, 2004 and 84.9% at September 30, 2003.

         Liabilities. Total liabilities increased $1.9 million to $82.5 million at June 30, 2004 from $80.6 million at September 30, 2003. Deposits decreased by $345,000 to $78.1 million at June 30, 2004 from $78.4 million at September 30, 2003, and borrowed funds increased by $2.3 million during the same period as short-term borrowings were used to fund asset growth. We have continued to focus on increasing our core deposit accounts. Core deposits, which include lower-costing checking and savings accounts, increased by $15,000 to 65.3% of total deposits at June 30, 2004 from 65.0% of deposits at September 30, 2003. Certificates of deposit decreased by $360,000 during the same period. We attribute the decrease in deposits to some movement of funds back into the equity market, as well as an increase in competition. Two new financial institutions have entered the Roebling marketplace and, while we have enjoyed a large and increasing percentage of the market share of deposits in this market (as of June 30, 2003, the latest date that such information is available), total deposits in this market have increased at a slow pace and we recognize that it will be difficult to continue to realize the same success that we have experienced in recent years. The New Egypt marketplace continues to hold potential for increased deposits. Our plans to utilize the capital raised in this offering include locating additional branch sites in new markets so that we can continue to grow our franchise.

         Stockholders' Equity. Stockholders' equity increased $220,000 to $7.4 million at June 30, 2004 from $7.2 million at September 30, 2003. The increase in stockholders' equity reflects $382,000 in net income, a decrease of $196,000 in accumulated other comprehensive income and an increase of $34,000 related to the allocation of employee stock ownership plan shares.

Results of Operations

         Interest Income. Interest income decreased $50,000 to $1.1 million for the three months ended June 30, 2004 and decreased $123,000 to $3.2 million for the nine months ended June 30, 2004 from $3.3 million for the nine months ended June 30, 2003. The decrease in total interest income is comprised of increases in interest income on loans receivable of $7,000 and $113,000, respectively, for the three and nine months ended June 30, 2004 compared to the prior year, which was more than offset by decreases in interest income of $43,000 and $191,000, respectively, on investment securities and $14,000 and $45,000, respectively, on other interest-earning assets. While the average balance of total interest-earning assets for the three and nine months ended June 30, 2004 increased by $3.0 million and $3.7 million, respectively, compared to the three and nine months ended June 30, 2003, the average yield decreased to 5.03% from 5.57% for the three-month period and to 5.07% from 5.56% for the nine-month period. Average loan receivable balances increased by $7.1 million and $8.2 million, respectively, for the three and nine months ended June 30, 2004 compared to the same 2003 periods, while the average yield declined to 5.75% from 6.57% for the three-month period and to 5.88% from 6.60% for the nine-month period. For the three and nine months ended June 30, 2004, the average balances of investment securities decreased by $2.9 million and $2.8 million, respectively, compared to the same 2003 periods, while the average yield fell to 3.33% from 3.64% for the three-month period and to 3.26% from 3.89% for the nine-month period. The average balance of other interest-earning assets decreased by $1.2 million for the three-months ended June 30, 2004 compared to the three months ended June 30, 2003, while the yield fell to 3.35% from 3.88%. For the nine-month period the average balance of other interest-earning assets decreased by $1.6 million and the yield fell to 2.69% compared to 3.12% for the 2003 period. The changes in average balances and reductions in yields reflect the reinvestment of investment security balances into loans receivable and the continued low level of market interest rates.

         Interest Expense. Interest expense decreased $75,000 to $208,000 for the three months ended June 30, 2004 from $283,000 for the same 2003 period and decreased $248,000 to $667,000 for the nine months ended June 30, 2004 from $915,000 for the same 2003 period. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities to 1.22% from 1.71% for the three-month period and to 1.30% from 1.87% for the nine-month period, reflecting the continued low level of market interest rates. Average interest-bearing liability balances increased by $2.0 million and $3.1 million for the three and nine months ended June 30, 2004 compared to the same 2003 periods. Average deposit balances increased by $500,000 and $2.5 million, respectively, for the three and nine months periods, while average borrowings increased by $1.5 million and $630,000, respectively.

         Net Interest Income. Net interest income increased $25,000 to $856,000 for the three months ended June 30, 2004, compared to $831,000 for the three months ended June 30, 2003 and increased $125,000 to $2.5 million for the nine-month period ended June 30, 2004, compared to $2.4 million for the nine months ended June 30, 2003. The interest rate spread was 3.81% and 3.78% for the three and nine months ended June 30, 2004 compared to 3.86% and 3.69% for the three and nine months ended June 30, 2003, while the net interest margin was 4.07% and 4.01%, respectively, for the 2004 periods compared to 4.18% and 4.03% for the 2003 periods.

         Provision for Loan Losses. The provision for loan losses was $3,000 for the three-month period ended June 30, 2004, compared to $12,000 for the same period in 2003. For the nine months ended June 30, 2004, the provision was $19,000 compared to $48,000 for the nine months ended June 30, 2003. The allowance for loan losses was $486,000, or 0.78% of total loans outstanding at June 30, 2004, compared to $461,000, or 0.85% of total loans outstanding at June 30, 2003.

         Non-Interest Income. Non-interest income decreased $14,000, or 10.7% to $117,000 for the three months ended June 30, 2004 and decreased $26,000, or 7.0% to $343,000 for the nine months ended June 30, 2004, compared to the same periods in 2003. Decreases in non-interest income were primarily due to a decrease in late charges collected on loans and a decrease in gain on sale of loans. The decrease in late charges is due to the collection in 2003 of significant late charge balances on the payoff of several loans. The decrease in gain on sale of loans is due to the sale of fewer loans in the 2004 period, related to a reduction in loan volumes in the one-to-four family residential mortgage category as the refinance market slowed dramatically.

         Non-Interest Expense. Non-interest expense increased $42,000, or 6.3%, to $711,000 for the three-month period ended June 30, 2004 and increased $184,000 or 9.3%, to $2.2 million for the nine months ended June 30, 2004, compared to the same periods in 2003. The most significant increases were in compensation and benefits and occupancy and equipment expense. Compensation and benefits increased by $41,000 and $150,000 for the three and nine month periods, respectively, primarily the result of merit raises to our employees, staff
additions  and  increased  benefit  costs.   Occupancy  and
equipment expenses increased by $18,000 and $44,000, respectively. The increase in occupancy and equipment expense was attributable to an increase in depreciation expense related to the conversion of our computer system. The Bank converted from its primary third-party core data processing service provider to a new provider in fiscal 2003. In conjunction with the conversion, the Bank also installed a wide area network and replaced much of its data processing equipment.

         Provision for Income Taxes. The provision for income taxes decreased $2,000 to $116,000 for the three months ended June 30, 2004 and decreased $14,000 to $294,000 for the nine months ended June 30, 2004 compared to the 2003 periods as a result of a decrease in net income before tax for the three and nine months ended June 30, 2004.

Liquidity and Regulatory Capital Compliance

         On June 30, 2004, the Bank was in compliance with its three regulatory capital requirements as follows:

                                           Amount          Percent
                                           ------          -------

Tangible capital                           $7,345           8.16%
Tangible capital requirement                1,351           1.50%
                                            -----           ----
Excess over requirement                    $5,994           6.66%
                                           ======           ====

Core capital                               $7,345           8.16%
Core capital requirement                    3,602           4.00%
                                            -----           ----
Excess over requirement                    $3,743           4.16%
                                           ======           ====

Risk-based capital                         $7,842          14.54%
Risk-based capital requirement              4,314           8.00%
                                            -----           ----
Excess over requirement                    $3,528           6.54%
                                           ======           ====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2004, the Bank had outstanding commitments to originate loans of $1.7 million. At June 30, 2004, there were commitments on unused lines of credit of $7.9 million and $123,000 in outstanding commercial letters of credit. Certificates of deposit scheduled to mature in one year or less as of June 30, 2004, totaled $15.6 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios
                                                     At or for the Three Months
                                                          Ended June 30,
                                                       2004(1)        2003(1)
                                                       -------        -------

Earnings per common share (2):
    Basic                                          $   0.34       $   0.39
    Diluted                                        $   0.34       $   0.39
Return on average assets (1)                            .64%           .76%
Return on average equity (1)                           7.61%          9.24%
Interest rate spread (1)                               3.81%          3.86%
Net interest margin (1)                                4.07%          4.18%
Non-interest expense to average assets (1)             3.19%          3.11%
Non-performing assets to total assets                   .21%           .03%
Non-performing loans to total loans                     .29%           .05%


                                                           At  June 30,
                                                        2004          2003
                                                        ----          ----

Book value per share (3)                              $17.39        $16.85

--------------
(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended June 30, 2004, was 420,012 basic and 425,774 diluted. The average number of shares outstanding during the three months ended June 30, 2003, was 418,444 basic and 421,639 diluted.
(3)  There were  425,500  shares  outstanding  as of June 30,  2004 and June 30,
     2003.


                                                  For the Nine Months Ended
                                                            June 30,
                                                       2004(1)        2003(1)
                                                       -------        -------

Earnings per common share (2):
    Basic                                          $   0.91       $   1.02
    Diluted                                        $   0.90       $   1.01
Return on average assets (1)                            .57%          0.67%
Return on average equity (1)                           6.89%          8.15%
Interest rate spread (1)                               3.78%          3.69%
Net interest margin (1)                                4.01%          4.03%
Non-interest expense to average assets (1)             3.26%          3.12%

------------
(1)  The ratios for the nine-month periods presented are annualized.
(2) The average number of shares outstanding during t he nine months ended June 30, 2004, was 419,620 basic and 424,200 diluted. The average number of shares outstanding during the nine months ended June 30, 2003 was 418,052 basic and 421,759 diluted.

Controls and Procedures

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

ITEM 5. OTHER INFORMATION

          (a) Not applicable.
          (b) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) List of Exhibits:

                2    Plan of Conversion and Reorganization*
                3.1  Federal Stock Charter**
                3.2  Bylaws**
                4.0  Form of Stock Certificate**
               10.2  Directors' Retirement Plan***
               10.3  Stock Option Plan**
               10.4  Restricted Stock Plan**
               10.5  Employment Agreement between Janice A. Summers and Roebling
                     Bank****
               10.6  Employment Agreement  between  Frank  J.  Travea,  III  and
                     Roebling Bank****
               31    Rule  13a-14(a)/15d-14(a) Certifications of Chief Executive
                     Officer and Chief Financial Officer
               32    Section 1350 Certification

           (b) Reports on Form 8-K

               On April 12, 2004, the Registrant  filed a Current Report on Form
               8-K  to  report  the  adoption  of  a  Plan  of  Conversion   and
               Reorganization under Item 5.

------------------
* Incorporated by reference to the Form 8-K filed with the Commission on April 12, 2004.
** Incorporated herein by reference to the Form 8-K12G3 filed with the Commission on February 1, 2000.
*** Incorporated herein by reference to the Form 8-K/A filed with the Commission on February 24, 2000.
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB filed with the Commission on December 24, 2003.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ROEBLING FINANCIAL CORP, INC.


Date: July 30, 2004       By: /s/Frank J. Travea, III
                              --------------------------------------------------
                              Frank J. Travea, III
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date: July 30, 2004       By: /s/Janice A. Summers
                              --------------------------------------------------
                              Janice A. Summers
                              Senior Vice President, Chief Operating Officer and Chief Financial Officer
                              (Principal Financial and Accounting Officer)